Form 10-Q
period 2009-03-31
Target Acquisitions I, Inc.
filed 2009-05-12
CIK 1440208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-53328

Target Acquisitions I, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

26-2895640
(I.R.S. Employer Identification Number)

122 Ocean Park Blvd., #307, Santa Monica, CA 90405
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files); Yes ☐ No ☐.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.001 per share, outstanding as of May 1, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TARGET ACQUISITIONS I, INC.

- INDEX -

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$-	$275
Prepaid Expenses	-	275

TOTAL ASSETS	$-	$275

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,654	$2,654

TOTAL LIABILITIES	$2,654	$2,654

STOCKHOLDER’S EQUITY (DEFICIT):
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	175	175
Deficit accumulated during the development stage	(7,829)	(7,554)

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(2,654)	2,379

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY DEFICIT	$-	$275

See notes to unaudited financial statements.

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31, 2009	For the Cumulative Period from Inception (June 27, 2008) through March 31, 2009

REVENUE	$-	$-

General and administrative expenses	275	7,829

NET PROFIT/(LOSS)	$(275)	$(7,829)

BASIC AND DILUTED NET LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000

See notes to unaudited financial statements.

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months ended Mar 31, 2009	For the Cumulative Period from Inception (June 27, 2008) through Mar 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(275)	$(7,829)
Changes in:
Increase in accounts payable	-	2,654
Net cash used by operating activities	(275)	(5,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	5,000
Additional paid-in capital, cash contribution	-	175
Net cash provided by financing activities	-	5,175

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(275)	-

Cash and cash equivalents at beginning of period	275	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

See notes to unaudited financial statements.

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

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

The March 31, 2009 consolidated financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows.  Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and may not be indicative of the results of the Company for the year ending December 31, 2009.  This Quarterly Report on Form 10-Q should be read in conjunction with the Form 10-K Annual Report which incorporates audited financial statements for the period ended December 31, 2008 for the Company.

(c)	Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $5,486, used cash from operations of $7,829 since its inception, and has a working capital deficit of $2,654 at March 31, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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
MARCH 31, 2009

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)	Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents outstanding as of March 31, 2009 and December 31, 2008, respectively.

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
MARCH 31, 2009

NOTE 2 -	CAPITAL STOCK (Continued):

On June 27, 2008, the Company issued 5,000,000 shares of Common stock to four shareholders at a purchase price of $.001 per share, for an aggregate purchase price of $5,000.

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
MARCH 31, 2009

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
MARCH 31, 2009

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

All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2008 and the Company’s Registration Statement on Form 10.

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

Results of Operations

For the quarter ending March 31, 2009, the Company had no activities that produced revenues from operations.

For the quarter ending March 31, 2009, the Company recorded general and administrative expenses of $275 a net loss of $275.

For the period from inception (June 27, 2008) through March 31, 2009, the Company had no activities that produced revenues from operations and had a net loss of $7,829 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 filed in August 2008 and the Company’s periodic reports filed with the U. S. Securities and Exchange Commission.

Liquidity and Capital Resources

As of March 31, 2009, the Company had no assets and liabilities of $2,654.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (June 27, 2008) through March 31, 2009

Operating activities	$(5,175)
Investing activities	-
Financing activities	$5,175

Net effect on cash	$-

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

Since our Registration Statement on Form 10 became effective, our sole officer and sole director have had limited contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 20089.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2009
TARGET ACQUISITIONS I, INC.

	By:	/s/ Geoffrey Alison
Geoffrey Alison
President

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.