Form 10-K
period 2009-12-31
Target Acquisitions I, Inc.
filed 2011-05-10
CIK 1440208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53328

Target Acquisitions I, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-2895640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

56 Laenani Street, Haiku, HI 96708

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009)—No market for common equity at such date.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (May 1, 2011):  5,000,000

Documents incorporated by reference: None.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 11, 2011, there was one holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the year December 31, 2009.

On June 27, 2008, the Registrant sold 5,000,000 shares of Common Stock to four stockholders at a purchase price of $0.001 per share, for an aggregate price of $5,000.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had a total of $-0- in assets.   The Company had $7,543 current liabilities as of December 31, 2009.   The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the period from June 27, 2008 (Inception) to December 31, 2009.

For the Cumulative Period from Inception June 27, 2008 to December 31, 2009
Net Cash (Used in) Operating Activities	$(8,375)
Net Cash (Used in) Investing Activities	-
Net Cash Provided by Financing Activities	$8,375
Net Increase (Decrease) in Cash and Cash Equivalents	$0

The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

Twelve Months Ended December 31, 2009 Compared to December 31, 2008

The following table summarizes the results of our operations during the fiscal years ended December 31, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/09 (audited)	12/31/08 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.00%
Operating expenses	5,164	7,554	(2,390)	(31.6)%
Net loss	(5,164)	(7,554)	(2,390)	(31.6)%
Loss per share of common stock	(0.00)	(0.00)	0.00	0.00%

We recorded a net loss of $5,164 for the fiscal year ended December 31, 2009 as compared with a net loss of $7,554 for the fiscal year ended December 31, 2008.

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

TARGET ACQUISITIONS I, INC.
A DEVELOPMENT STAGE COMPANY
DECEMBER 31, 2009

TABLE OF CONTENTS

Page(s)

Reports of Independent Registered Public Accounting firms	F – 2 to F - 3

Financial Statements:

Balance Sheets as of December 31, 2009 and December 31, 2008	F - 4

Statement of Operations for the year ended December 31, 2009, the Period from Inception
(June 27, 2008) through December 31, 2008 and the Cumulative Period from Inception (June 27, 2008) through December 31, 2009	F – 5

Statement of Stockholder’s Deficiency for the Cumulative Period from Inception (June 27, 2008) through December 31, 2009	F - 6

Statement of Cash Flows for the year ended December 31, 2009, the Period from Inception
(June 27, 2008) through December 31, 2008 and the Cumulative Period from Inception (June 27, 2008) through December 31, 2009	F - 7

Notes to Financial Statements	F – 8 to F - 13

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TARGET ACQUISITIONS I, INC.

We have audited the accompanying balance sheet of Target Acquisitions I, Inc. (a development stage company) as of December 31, 2009 and the related statements of operations, stockholder's deficiency and cash flows for the cumulative period from Inception (June 27, 2008) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Target Acquisitions I, Inc. (a development stage company) as of December 31, 2009 and the results of its operations and its cash flows for the cumulative period from (June 27, 2008) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Co. P.A.

Hackensack, NJ
May 2, 2011

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

/s/ M&K CPAS, PLLC

Houston, TX
April 15, 2009
 www.mkacpas.com

Target Acquisitions I, Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2009 (audited)	December 31, 2008 (audited)
ASSETS
Current assets
Cash	$-	$275

Total current assets	-	275

TOTAL ASSETS	$-	$275

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,590	$2,654
Shareholder advances	4,953	-

Total current liabilities	7,543	2,654

Total liabilities	7,543	2,654

Stockholders’ deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2008 and December 31, 2008, respectively	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	5,000	5,000
Additional paid-in capital	175	175
Deficit accumulated during the development stage	(12,718)	(7,554)

Total stockholders’ deficit	(7,543)	275

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Target Acquisitions I, Inc.

(A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2009 (audited)	From Inception (June 27, 2008) to December 31, 2008 (audited)	Accumulated from Inception (June 27, 2008) to December 31, 2009 (audited)
Revenue	$-	$-	$-

Expenses:
General and administrative	5,164	7,554	12,718

Total operating expenses	5,164	7,554	12,718

Net loss	$(5,164)	$(7,554)	$(12,718)

Net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Target Acquisitions I Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

						Deficit
						Accumulated
				Common	Additional	During the
	Preferred	Preferred	Common	Stock	Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance – June 27, 2008 (Date of Inception)	-	$-	-	$-	$-	$-	$-

Common stock sold for cash	-	-	5,000,000	5,000	-	-	5,175

Additional paid-in capital	-	-	-	-	175	-	175

Net loss	-	-	-	-	-	(7,554)	(7,554)

Balance at December 31, 2008	-	-	5,000,000	5,000	175	(7,554)	(2,379)

Net loss	-	-	-	-	-	(5,164)	(5,164)

Balance – December 31, 2009 (audited)	-	$-	5,000,000	$5,000	$175	$(12,718)	$(7,543)

The accompanying notes are an integral part of these financial statements.

Target Acquisitions I, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2009 (audited)	From Inception (June 27, 2008) To December 31, 2008 (audited)	Accumulated from Inception (June 27, 2008) to December 31, 2009 (audited)
Cash flows relating to operating activities
Net loss	$(5,164)	$(7,554)	$(12,718)
Changes in operating assets and liabilities:
Increase in accounts payable	1,889	2,654	4,343

Net cash used in operating activities	(3,475)	(4,900)	(8,375)

Cash flows relating to financing activities
Shareholder advances	3,200	-	3,200
Additional paid-in capital	-	175	175
Proceeds from issuance of common stock	-	5,000	5,000

Net cash provided by financing activities	3,200	5,175	8,375

NET (DECREASE) INCREASE IN CASH	(275)	275	-
Cash, beginning of period	275	-	-

Cash, end of period	$-	$275	$-

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2009

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $12,718, used cash from operations of $8,375 since its inception, and has a negative working capital of $7,543 at December 31, 2009.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2009.

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

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2009

NOTE 1    -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        (Continued):

(e)	Income Taxes (continued):

	2009	2008
Deferred Tax assets:
Net operating loss carry forwards	$12,718	$7,554

Gross deferred tax asset	4,234	2,568

Less: Valuation allowance	(4,234)	(2,568)

Gross deferred tax asset	$-	$-

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

As of December 31, 2009, the Company has federal and states net operating loss carry forwards of $12,718. The federal and state net operating loss carry forwards will begin to expire in 2029. The Company’s ability to utilize net operating loss carry forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

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
 DECEMBER 31, 2009

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

On June 27, 2008, the Company sold 5,000,000 shares of Common Stock to three stockholders at a purchase price of $0.001 per share, for an aggregate price of $5,000.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

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

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2010-28”). ASU No. 2010-28 addresses how companies should test for goodwill impairment when the book value of a reporting entity is zero or negative. For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU No. 2010-28 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Accordingly, the Company will adopt ASU No. 2010-28 commencing in the first quarter of fiscal 2012. The adoption of ASU No. 2010-28 does not have any effect on the Company’s financial statements.

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2009

NOTE 3    -    RECENT ACCOUNTING PRONOUNCEMENTS (CON’T):

In October 2010, the FASB issued ASU No. 2010-26, “Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2010-26”). ASU No. 2010-26 addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU No. 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in ASU No. 2010-26 are to be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Accordingly, the Company will adopt ASU No. 2010-26 commencing in the first quarter of fiscal 2013. The Company does not anticipate that this standard will have any impact on its financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”). ASU No. 2010-20 amends ASC Topic 310-10-50, “Receivables – Overall – Disclosure,” by requiring that more information be disclosed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in an entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for credit losses related to financing receivables and how it manages credit exposures. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. For public entities, ASU No. 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of ASU No. 2010-20 does not have any effect on the Company’s financial statements.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (“ASU No. 2011-01”). Amendments in ASU No. 2011-01 temporarily delay the effective date of disclosures about troubled debt restructurings included in ASU No. 2010-20 for public entities to be effective for interim and annual periods ending after June 15, 2011. This amendment does not defer the effective date of the other disclosure requirements in ASU No. 2010-20.  Accordingly, the Company adopted the provision of ASU No. 2010-20 pertaining to certain required disclosures as of the end of a reporting period in its first quarter of fiscal 2011. The Company will adopt other required disclosures about activity that occurs during a reporting period effective beginning with its second quarter of fiscal 2011. The adoption of ASU No. 2010-20 did not have an impact on the Company’s financial statements and interim reporting disclosures.

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2009

NOTE 3    -    RECENT ACCOUNTING PRONOUNCEMENTS (CON’T):

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU No. 2010-06”), an amendment to ASC Topic 820. ASU No. 2010-06 amends ASC Topic 820 to add new requirements for: (1) disclosures about transfers of assets and liabilities measured at fair value into and out of Levels

1 and 2 of the fair value measurement hierarchy, and (2) separate disclosures on a gross basis about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU No. 2010-06 also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC Topic 715, “Compensation – Retirement Benefits – Defined Benefits Plans – General – Disclosure,” to require that disclosures be provided by classes of assets instead of by major categories of assets. The guidance in ASU No. 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption. Accordingly, the Company adopted ASU No. 2010-06 in its second quarter of fiscal year-end 2010, except for the requirement to provide separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be adopted for the Company’s fiscal year-end 2012. The adoption of ASU No. 2010-06 did not have an impact on the Company’s financial statements and interim reporting disclosures and the adoption of the portion of ASU No. 2010-06 for fiscal year-end 2012 is not expected to have an impact on the Company’s financial statements.

In January 2009, the SEC issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule release requires companies to provide financial statement information in the eXtensible Business Reporting Language (“XBRL”) and addresses the SEC’s effort to make financial reports more useful to investors. Under the final rule, companies are required to submit their regulatory filings to the SEC and post them on their corporate websites in interactive data using XBRL. The interactive data will be provided as an exhibit to periodic and current reports and registration statements, as well as to transition reports for a change in fiscal year. The final rule also does not require public companies to use interactive tagging for the management’s discussion and analysis section of their filings, executive compensation disclosures, and other statistical or narrative disclosure. This release includes one temporary section (Section 232.406T) that limits an entity’s liability for making a “good faith attempt” to comply with its requirements and for making prompt correction of errors in the Interactive Data File if they occur, and it does not subject the entity to liability under anti-fraud provisions as discussed in the temporary section.  Release No. 33-9002 is effective as of April 13, 2009, except the temporary section above is only effective from April 13, 2009 until October 31, 2014. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with periods ending on or after June 15, 2011, or the Company’s Quarterly Report on Form 10-Q for its third fiscal quarter of 2011. The Company is currently evaluating the impact to its financial reporting process of providing this additional information.

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2009

NOTE 5    -    SUBSEQUENT EVENTS:

The Company has evaluated all subsequent events through May 2, 2011, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 23, 2010, the Company was notified by the U.S. Securities and Exchange Commission (“SEC”) that it had received a letter from the Company’s former audit firm, M&K CPAs, PLLC (“M&K”), that M&K had ceased its relationship with the Company and had resigned as the Company’s independent registered public accounting firm.  Prior to September 23, 2010, the Company had not received any communication from M&K regarding its resignation.

The report of M&K on the Company’s financial statements as of and for the year ended December 31, 2008, contained no adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope, or accounting principle, except that the report expressed a concern regarding the Company’s ability to continue as a going concern.

During the recent fiscal years ending ended December 31, 2009 and December 31, 2008 and the subsequent period through December 31, 2010, there have been no (i) disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to M&K’s satisfaction, would have caused M&K to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

On March 11, 2011, the Company’s Board of Directors decided to engage Paritz & Co., Hackensack, NJ as independent principal accountant and auditor to report on the Company's financial statements for the fiscal year ended December 31, 2009, including performing the required quarterly reviews.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2009, the Company's Management has concluded that the Company's disclosure controls and procedures were not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2009, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Principal Executive Officer and the Principal Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole officer and director:

Name	Age	Position

Geoffrey Alison	37	CEO, CFO President, Treasurer and Secretary since 2009

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following table sets forth, as of March 11, 2011, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company.

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

Item 13. Certain Relationships and Related Transactions.

Robert Diener, the sole shareholder of the Company has advanced $4,953 to the Company.  The advance is non-interest bearing and is payable on demand.  Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Paritz & Co., P.A. (“Paritz”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by our auditors, Paritz & Co. P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 and review of our interim financial statements for the first, second and third quarters of 2010 was approximately $500. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2008 and review of our interim financial statements for the first, second and third quarters of 2009 was approximately $2,400.

Audit-Related Fees

There were no fees billed or to be billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2009 and for the period from June 27, 2008 (Inception) to December 31, 2008.

Tax Fees

There were no fees billed or to be billed for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2009 and for the period from June 27, 2008 (Inception) to December 31, 2008.

All Other Fees

There were no fees billed or to be billed for other products and services for the fiscal year ended December 31, 2009 and for the period from June 27, 2008 (Inception) to December 31, 2008.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Dated: May 2, 2011	TARGET ACQUISITIONS I, INC.

	By:	/s/ Geoffrey Alison
Geoffrey Alison
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: May 2, 2011	By:	/s/ Geoffrey Alison
Geoffrey Alison

Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Geoffrey Alison	President and Sole Director	May 2, 2011
Geoffrey Alison	Chief Executive Officer