Form 10-Q
period 2010-03-31
Target Acquisitions I, Inc.
filed 2011-05-10
CIK 1440208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-53328

Target Acquisitions I, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

26-2895640
(I.R.S. Employer Identification Number)

56 Laenani Street
Haiku, HI 96708
(Address of Principal Offices)

(310) 396-1691
(Issuer’s Telephone Number)

122 Ocean Park Blvd.
Suite 307
Santa Monica, CA 90405
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.001 per share, outstanding as of May 2, 2011.

Transitional Small Business Disclosure Format (Check one):       Yes ☐       No ☒

TARGET ACQUISITIONS I, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2010 and December 31, 2009	F-1

	Statements of Operations for the three months ended March 31, 2010 and March 31, 2009 and for the Cumulative Period from Inception (June 27, 2008) to March 31, 2010	F-2

	Statements of Cash Flows for the three months ended March 31, 2010 and for the Cumulative Period from Inception (June 27, 2008) to March 31, 2010	F-3

	Notes to Financial Statements	F-4 – F-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4T. Controls and Procedures		4

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	5

Item 4.	[Removed and Reserved]	5

Item 5.	Other Information	5

Item 6.	Exhibits	5

Signatures		5

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents,	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,590	$2,590
Shareholder advances	4,953	4,953

TOTAL LIABILITIES	$7,543	$7,543

STOCKHOLDER’S DEFICIT:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	5,000	5,000
Additional paid-in capital	175	175

Deficit accumulated during the development stage	(12,718)	(12,718)

TOTAL STOCKHOLDER’S DEFICIT	(7,543)	(7,543)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-	$-

See notes to unaudited financial statements.

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Mos. Ended March 31, 2010	Three Mos. Ended March 31, 2009	June 27, 2008 (Inception) through March 31, 2010

Revenues	$-	$-	$-

Operating Expenses
General and administrative	-	275	12,718

Net Operating Expenses	-	275	12,718

Net Loss	$-	$(275)	$(12,718)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,000,000	5,000,000

see notes to unaudited financial statements.

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months ended March 31, 2010	For the Cumulative Period from Inception (June 27, 2008) through March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$(12,718)
Increase (decrease) in accounts payable	-	4,343
Net cash used in operating activities	-	(8,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	5,000
Additional paid-in capital	-	175
Shareholder Advances	-	3,200
Net cash provided by financing activities	-	8,375

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents at beginning of period	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

Supplemental cash flow information

Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

See notes to unaudited financial statements.

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

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

(b)	Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2009 and the Company’s Registration Statement on Form 10. The March 31, 2010 consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2010.

(c)	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $12,718, used cash from operations of $8,375 since its inception, and has negative working capital of $7,543 at March 31, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2	- INCOME TAXES:

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carry forward in the financial statements.

 In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as follows:

	March 31, 2010	December 31, 2009

Gross deferred tax assets	4,234	4,234
Valuation allowance	(4,234)	(4,234)
Net deferred tax asset	—	—

As of March 31, 2010 $12,718 the federal net operating loss carryforwards expire in the tax years 2029 and  2030.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

 The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of March 31. 2010 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

NOTE 3	- CAPITAL STOCK:

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

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2010

NOTE 3	- CAPITAL STOCK (CON’T):

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

During the period ended December 31, 2008, $175 was donated to the Company and recorded as an addition to Additional Paid In Capital.

NOTE 4	- RECENT ACCOUNTING PRONOUNCEMENTS:

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

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2010

NOTE 4	- RECENT ACCOUNTING PRONOUNCEMENTS (CON’T):

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

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2010
NOTE 4	- RECENT ACCOUNTING PRONOUNCEMENTS (CON’T):

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

For the three months ending March 31, 2010, the Company had no revenues and incurred no operating expenses.  For the three months ended March 31, 2009, the Company had no revenues and general and administrative expenses of $275.

For the period from inception (June 27, 2008) through March 31, 2010, the Company had no activities that produced revenues from operations and had a net loss of $(12,718), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in July 2008 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of March 31, 2010, the Company had no assets and had current liabilities of $7,543.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (June 27, 2008) through March 31, 2010

Operating activities	$(8,375)
Investing activities	-
Financing activities	$8,375

Net effect on cash	$-

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

Since our Registration Statement on Form 10SB became effective, our officers and sole director have had limited contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

ITEM 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the sole officer and sole director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved].

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.