Form 10-Q
period 2010-09-30
Target Acquisitions I, Inc.
filed 2011-05-10
CIK 1440208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

TARGET ACQUISITIONS I, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2010 and December 31, 2009	F-1

	Statements of Operations for the three and nine months ended September 30, 2010 and September 30, 2009 and for the Cumulative Period from Inception (June 27, 2008) to September 30, 2010	F-2

	Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009 and for the Cumulative Period from Inception (June 27, 2008) to September 30, 2010	F-3

	Notes to Financial Statements	F-4 – F-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3

Item 4T. Controls and Procedures		3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	[Removed and Reserved]	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		4

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents,	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,590	$2,590
Shareholder advances	4,953	4,953

TOTAL LIABILITIES	$7,543	$7,543

STOCKHOLDER’S DEFICIT:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	5,000	5,000
Additional paid-in capital	175	175

Deficit accumulated during the development stage	(12,718)	(12,718)

TOTAL STOCKHOLDER’S DEFICIT	(7,543)	(7,543)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-	$-

See notes to unaudited financial statements.

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Inception
	Three Months	Three Months	Nine Months	Nine Months	(June 27, 2008)
	Ended	Ended	Ended	Ended	through
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	-	1,177	-	3,987	12,718

Operating loss	-	1,177	-	3,987	12,718

Net loss	$-	$(1,177)	$-	$(3,987)	$(12,718)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	5,000,000	5,000,000	5,000,000	5,000,000

See notes to unaudited financial statements.

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2009	Inception (Nov. 7, 2006) through Sept. 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$-	$(3,987)	$(12,718)
Increase in accounts payable	-	2,962	4,343

Net cash used in operating activities	$-	$(1,025)	$(8,375)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	5,000
Additional paid-in capital	-	-	175
Shareholder advances	-	750	3,200

Net cash provided by financing activities	-	750	8,375

Net increase (decrease) in cash	-	(275)	-

Cash at beginning of period	-	275	-

Cash at end of period	$-	$-	$-

Supplemental cash flow information:

Cash paid during period for interest	$-	$-	$-
Cash paid during period for income taxes	$-	$-	$-

See notes to unaudited financial statements.

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

(b)            Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2009 and the Company’s Registration Statement on Form 10. The September 30, 2010 consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2010.

(c)            Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $12,718, used cash from operations of $8,375 since its inception, and has negative working capital of $7,543 at September 30, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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
SEPTEMBER 30, 2010

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

	September 30, 2010	December 31, 2009
Gross deferred tax assets	4,234	4,234
Valuation allowance	(4,234)	(4,234)
Net deferred tax asset	—	—

As of September 30, 2010, $12,718 the federal net operating loss carryforwards expire in the tax years 2029 and  2030.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

For the three months ending September 30, 2010, the Company had no revenues and incurred no operating expenses.  For the three months ended September 30, 2009, the Company had no revenues and general and administrative expenses of $1,177.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

For the nine months ending September 30, 2010, the Company had no revenues and incurred no operating expenses.  For the nine months ended September 30, 2009, the Company had no revenues and general and administrative expenses of $3,987.

For the period from inception (June 27, 2008) through September 30, 2010, the Company had no activities that produced revenues from operations and had a net loss of $(12,718), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in July 2008 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of September 30, 2010, the Company had no assets and had current liabilities of $7,543.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (June 27, 2008) through September 30, 2010

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

ITEM 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.