Form 10-K
period 2010-12-31
Target Acquisitions I, Inc.
filed 2011-05-10
CIK 1440208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010)—No market for common equity at such date.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (May 2, 2011):  5,000,000

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the year December 31, 2010.

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

Liquidity and Capital Resources

As of December 31, 2010, the Company had a total of $-0- in assets.   The Company had $7,543 current liabilities as of December 31, 2010.   The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the period from June 27, 2008 (Inception) to December 31, 2010.

For the Cumulative Period from Inception June 27, 2008 to December 31, 2010
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

Results of Operations

Twelve Months Ended December 31, 2010 Compared to December 31, 2009

The following table summarizes the results of our operations during the fiscal years ended December 31, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/10 (audited)	12/31/09 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.00%

Operating expenses	$0	5,164	(2,390)	n/a

Net loss	$0	(5,164)	(2,390)	n/a

Loss per share of common stock	(0.00)	(0.00)	0.00	0.00%

We recorded no profit or loss for the fiscal year ended December 31, 2010 as compared with a net loss of $5,164 for the fiscal year ended December 31, 2009.

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

TARGET ACQUISITIONS I, INC.
A DEVELOPMENT STAGE COMPANY
DECEMBER 31, 2010

TABLE OF CONTENTS

Page(s)

Reports of Independent Registered Public Accounting firm	F – 2

Financial Statements:

Balance Sheets as of December 31, 2010 and December 31, 2009	F - 3

Statement of Operations for the years ended December 31, 2010 and December 31, 2009 and the Cumulative Period from Inception (June 27, 2008) through December 31, 2010	F – 4

Statement of Stockholder’s Deficiency for the Cumulative Period from Inception (June 27, 2008) through December 31, 2010	F - 5

Statement of Cash Flows for the year ended December 31, 2010 and December 31, 2009 and the Cumulative Period from Inception (June 27, 2008) through December 31, 2010	F - 6

Notes to Financial Statements	F – 7 to F - 12

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TARGET ACQUISITIONS I, INC.

We have audited the accompanying balance sheet of Target Acquisitions I, Inc. (a development stage company) as of December 31, 2010 and December 31, 2009 and the related statements of operations, stockholder's deficiency and cash flows for the cumulative period from Inception (June 27, 2008) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Target Acquisitions I, Inc. (a development stage company) as of December 31, 2010 and the results of its operations and its cash flows for the cumulative period from (June 27, 2008) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Co. P.A.

Hackensack, NJ
May 2, 2011

Target Acquisitions I, Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2010 (audited)	December 31, 2009 (audited)
ASSETS
Current assets
Cash	$-	$-

Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,590	$2,590
Shareholder advances	4,953	4,953

Total current liabilities	7,543	7,543

Total liabilities	7,543	7,543

Stockholders’ deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2008 and December 31, 2008, respectively	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	5,000	5,000
Additional paid-in capital	175	175
Deficit accumulated during the development stage	(12,718)	(12,718)

Total stockholders’ deficit	(7,543)	(7,543)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Target Acquisitions I, Inc.

(A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2010 (audited)	Year Ended December 31, 2009 (audited	Accumulated from Inception (June 27, 2008) to December 31, 2010 (audited)
Revenue	$-	$-	$-

Expenses:
General and administrative	-	5,164	12,718

Total operating expenses	-	5,164	12,718

Net loss	$-	$(5,164)	$(12,718)

Net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Target Acquisitions I Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit
						Deficit
						Accumulated
				Common	Additional	During the
	Preferred	Preferred	Common	Stock	Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance – June 27, 2008 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Common stock sold for cash	-	-	5,000,000	5,000	-	-	5,175
Additional paid-in capital	-	-	-	-	175	-	175
Net loss	-	-	-	-	-	(7,554)	(7,554)
Balance at December 31, 2008	-	-	5,000,000	5,000	175	(7,554)	(2,379)
Net loss	-	-	-	-	-	(5,164)	(5,164)
Balance – December 31, 2009 (audited)	-	$-	5,000,000	$5,000	$175	$(12,718)	$(7,543)
Net Profit/Loss	-	-	-	-	-	-	-
Balance – December 31, 2010 (audited)	-	$-	5,000,000	$5,000	$175	$(12,718)	$(7,543)

The accompanying notes are an integral part of these financial statements.

Target Acquisitions I, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2010 (audited)	Year Ended December 31, 2009 (audited)	Accumulated from Inception (June 27, 2008) to December 31, 2010 (audited)
Cash flows relating to operating activities
Net loss	$-	$(5,164)	$(12,718)
Changes in operating assets and liabilities:
Increase in accounts payable	-	1,889	4,343

Net cash used in operating activities	-	(3,475)	(8,375)

Cash flows relating to financing activities
Shareholder advances	-	3,200	3,200
Additional paid-in capital	-	-	175
Proceeds from issuance of common stock	-	-	5,000

Net cash provided by financing activities	-	3,200	8,375

NET (DECREASE) INCREASE IN CASH	-	(275)	-
Cash, beginning of period	-	275	-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $12,718, used cash from operations of $8,375 since its inception, and has a negative working capital of $7,543 at December 31, 2010.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2010.

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

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1    -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)	Income Taxes (continued):

	2010	2008
Deferred Tax assets:
Net operating loss carry forwards	$12,718	$12,718

Gross deferred tax asset	4,234	4,234

Less: Valuation allowance	(4,234)	(4,234)

Gross deferred tax asset	$-	$-

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

As of December 31, 2010, the Company has federal and states net operating loss carry forwards of $12,718. The federal and state net operating loss carry forwards will begin to expire in 2030. The Company’s ability to utilize net operating loss carry forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2010, the Company's Management has concluded that the Company's disclosure controls and procedures were not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2010, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2010 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Audit Fees

The aggregate fees billed by our auditors, Paritz & Co. P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 and review of our interim financial statements for the first, second and third quarters of 2011 was approximately $500. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 and review of our interim financial statements for the first, second and third quarters of 2010 was approximately $500.

Audit-Related Fees

There were no fees billed or to be billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2010 and for the period from June 27, 2008 (Inception) to December 31, 2010.

Tax Fees

There were no fees billed or to be billed for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2010 and December 31, 2009.

All Other Fees

There were no fees billed or to be billed for other products and services for the fiscal years ended December 31, 2010 and December 31, 2009.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

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