Form 10-Q
period 2011-03-31
Target Acquisitions I, Inc.
filed 2011-05-10
CIK 1440208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

TARGET ACQUISITIONS I, INC.

- INDEX -

Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2011 and December 31, 2010	F-1

	Statements of Operations for the three months ended March 31, 2011 and March 31, 2010 and for the Cumulative Period from Inception (June 27, 2008) to March 31, 2011	F-2

	Statements of Cash Flows for the three months ended March 31, 2011 and for the Cumulative Period from Inception (June 27, 2008) to March 31, 2011	F-3

	Notes to Financial Statements	F-4 – F-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Item 6.	Exhibits

Signatures

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents,	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,590	$2,590
Shareholder advances	4,953	4,953

TOTAL LIABILITIES	$7,543	$7,543

STOCKHOLDER’S DEFICIT:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	5,000	5,000
Additional paid-in capital	175	175

Deficit accumulated during the development stage	(12,718)	(12,718)

TOTAL STOCKHOLDER’S DEFICIT	(7,543)	(7,543)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-	$-

See notes to unaudited financial statements.

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Mos. Ended March 31, 2011	Three Mos. Ended March 31, 2010	June 27, 2008 (Inception) through March 31, 2011

Revenues	$-	$-	$-

Operating Expenses
General and administrative	-	-	12,718

Net Operating Expenses	-	-	12,718

Net Loss	$-	$-	$(12,718)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,000,000	5,000,000

see notes to unaudited financial statements.

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months ended March 31, 2011	For the Cumulative Period from Inception (June 27, 2008) through March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$(12,718)
Increase (decrease) in accounts payable	-	4,343
Net cash used in operating activities	-	(8,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	5,000
Additional paid-in capital	-	175
Shareholder Advances	-	3,200
Net cash provided by financing activities	-	8,375

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents at beginning of period	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

Supplemental cash flow information

Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

See notes to unaudited financial statements.

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

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

	March 31, 2011	December 31, 2010
Gross deferred tax assets	4,234	4,234
Valuation allowance	(4,234)	(4,234)
Net deferred tax asset	—	—

As of March 31, 2011 $12,718 the federal net operating loss carryforwards expire in the tax years 2029 and  2030.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

For the three months ending March 31, 2011, the Company had no revenues and incurred no operating expenses.  For the three months ended March 31, 2010, the Company had no revenues and no operating expenses.

For the period from inception (June 27, 2008) through March 31, 2011, the Company had no activities that produced revenues from operations and had a net loss of $(12,718), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in July 2008 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of March 31, 2011, the Company had no assets and had current liabilities of $7,543.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (June 27, 2008) through March 31, 2011

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

ITEM 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.