Form 10-Q
period 2011-06-30
Target Acquisitions I, Inc.
filed 2011-10-12
CIK 1440208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-53328

Target Acquisitions I, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

26-2895640
(I.R.S. Employer Identification Number)

Chunshugou Luanzhuang Village, Zhuolu County
 Zhangjiakou, Hebei Province, China, 075600

 (Address of Principal Offices)

86-313-6732526
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File  required to be submitted and posted pursuant to Rule 405 of Regulation  S-T  during  the preceding 12 months (or  for  such  shorter  period  that  the  registrant  was required to submit and post such files).  ☐ Yes  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,000,100 shares of common stock, par value $.001 per share, outstanding as of October 4, 2011.

Transitional Small Business Disclosure Format (Check one):       Yes ☐       No ☒

TARGET ACQUISITIONS I, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2011 and December 31, 2010	F-1

	Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010 and for the Cumulative Period from Inception (June 27, 2008) to June 30, 2011	F-2

	Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 and for the Cumulative Period from Inception (June 27, 2008) to June 30, 2011	F-3

	Notes to Financial Statements	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	2

Item 4T.	Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 5.	Other Information	3

Item 6.	Exhibits	4

Signatures		5

Index

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2011	December 31, 2010
ASSETS	(UNAUDITED)	(AUDITED)

CURRENT ASSETS
Cash & equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$2,590
Accrued expense	1,015	-
Shareholder advances	-	4,953

TOTAL LIABILITIES	1,015	7,543

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	5,000	5,000
Additional paid in capital	7,718	175
Deficit accumulated during the development stage	(13,733)	(12,718)

TOTAL STOCKHOLDER’S DEFICIT	(1,015)	(7,543)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,		Inception (June 27, 2008) Through June 30, 2011
	2011	2010	2011	2010
	(UNAUDITED)		(UNAUDITED)		(UNAUDITED)

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	1,015	-	1,015	-	13,733

Operating loss	1,015	-	1,015	-	13,733

Net loss	(1,015)	-	(1,015)	-	(13,733)

Basic loss per shares - Basic and Diluted	(0.00)	-	(0.00)	-	(0.00)

Weighted average number of common shares outstanding - basic and Diluted	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Index

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2011 (UNAUDITED)	Inception (June 27, 2008) Through June 30, 2011 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,015)	$(13,733)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in accounts payable	(2,590)	-
Increase in accrued expenses	1,015	1,015

NET CASH PROVIDED BY OPERATING ACTIVITIES	(2,590)	(12,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	5,000
Additional paid-in capital	7,543	2,765
Repurchase of shareholder advances	(4,953)	4,953

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,590	12,718

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	-	-
CASH & EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH & EQUIVALENTS, END OF PERIOD	$-	$-

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

(b)            Basis of Presentation:

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2010. The June 30, 2011 financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2011.

(c)            Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $13,733, used cash from operations of $12,718 since its inception, and has negative working capital of $1,015 at June 30, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

(e)           Income Taxes:

The Company follows the liability method of accounting for income taxes in accordance with FASB Accounting Standards Codification (“ASC”) 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Index

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", (codified in FASB ASC Topic 740) on March 13, 2008.  As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of implementing FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of expenses. At June 30, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

(f)           Basic and Diluted Earnings (Loss) per Share (EPS):

Basic EPS (Loss) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

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

	June 30, 2011	December 31, 2010
Gross deferred tax assets	4,669	4,234
Valuation allowance	(4,669)	(4,234)
Net deferred tax asset	—	—

As of June 30, 2011, there is $13,733 in federal net operating losses that may be available to reduce future years’ taxable income. These net operating losses can be carried forward up to 20 years from the year the loss is incurred. .

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

Index

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of June 30, 2011 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

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

In June  2011, a shareholder contributed $7,543 to additional paid in capital consisting of cash payments to clear the then existing accounts payable of $2,590,  along with the forgiveness of shareholder advances to the Company of $4,953. As of June 30, 2011, the additional paid in capital amounted $7,718.

NOTE 4    -    RECENT ACCOUNTING PRONOUNCEMENTS:

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

Index

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 5    -    SUBSEQUENT EVENTS:

The Company has evaluated all subsequent events through September 29, 2011, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Target Acquisitions I, Inc. (“we”, “our”, “us” or the “Company”) was incorporated in the State of Delaware on June 27, 2008.  Since inception, we had been engaged in organizational efforts and seeking to obtain initial financing and find an appropriate acquisition candidate, and prior to October 1, 2011, conducted no operations.

On October 1, 2011, we acquired all of the outstanding shares of China Real Fortune Mining Limited, a British Virgin Islands company (“Real Fortune BVI”), pursuant to a share exchange agreement with Real Fortune BVI  and the shareholders of Real Fortune BVI. Real Fortune BVI, through a series of contractual agreements between its indirect wholly owned foreign owned enterprise and Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”), a limited liability company incorporated under the laws of the PRC, is engaged in iron ore exploration, processing and the production of high grade iron ore concentrate. See “Acquisition of Real Fortune BVI” below.

The following information relates to Target Acquisitions I, Inc. prior to the acquisition of Real Fortune BVI.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

For the three months ended June 30, 2011, the Company had no revenues and general and administrative expenses of $1,015.  For the three months ended June 30, 2010, the Company had no revenues and no operating expenses.

Six Months Ended June 30, 2011Compared to Six Months Ended June 30, 2010

For the six months ended June 30, 2011, the Company had no revenues and general and administrative expenses of $1,015.  For the six months ended June 30, 2010, the Company had no revenues and no operating expenses.

For the period from inception (June 27, 2008) through June 30, 2010, the Company had no activities that produced revenues from operations and had a net loss of $(13,733), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in July 2008 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of June 30, 2011, the Company had no assets and had current liabilities of $1,015.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (June 27, 2008) through June 30, 2011

Operating activities	$(12,718)
Investing activities	-
Financing activities	$12,718

Net effect on cash	$-

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

Index

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Acquisition of Real Fortune BVI

On October 1, 2011, we acquired all of the outstanding shares of Real Fortune BVI pursuant to an exchange agreement, or the Share Exchange Agreement, with Real Fortune BVI and the shareholders of Real Fortune BVI in exchange for eight million (8,000,000) shares of our common stock.  Immediately prior to the consummation of the Share Exchange Agreement there were 100 shares of our common stock outstanding.  Thus the shares issued to the shareholders of Real Fortune BVI effectively represent 100% of our outstanding shares of common stock.

As a result of the acquisition, our consolidated subsidiaries include Real Fortune BVI, our wholly-owned subsidiary, Real Fortune Holdings Limited, or “Real Fortune HK,” a Hong Kong limited company and wholly-owned subsidiary of Real Fortune BVI,  ZhangJiaKou TongDa Mining Technologies Service Co., Ltd., or “China Tongda,”  a Chinese limited company and wholly-owned subsidiary of Real Fortune HK, and Zhuolu Jinxin Mining Co., Ltd., or “China Jinxin”, a limited liability company incorporated under the laws of the PRC which is effectively and substantially controlled by China Tongda through a series of contractual agreements known as variable interest entity agreements (the “VIE Agreements”), among China Tongda, China Jinxin and the shareholders of China Jinxin.  The use of VIE agreements is a common structure used to acquire control of PRC companies.

Real Fortune BVI was established in the British Virgin Islands in September 2010 to serve as an intermediate holding company.  Real Fortune HK was established in HK in April 2010. China Tongda was established in the PRC in August 2010, and in August 2011, the local government of the PRC issued a certificate of approval regarding the foreign ownership of China Tongda by Real Fortune HK.  China Jinxin, our operating affiliate, was established in December 2006 in Zhuolu County, Hebei Province, Northern China with an operating period of 20 years.

We operate our businesses in China through China Jinxin. China Jinxin is an iron ore exploration, processing and high grade iron ore concentrate producer. China Jinxin has an iron ore concentrate production line located on the Zhuolu Mine, with an annual capacity of approximately 300,000 tons and associated plant and office buildings. The Zhuolu Mine is located in Zhuolu County, Zhangjiakou City, Hebei Province, China.  Currently, all of the output of China Jinxin’s production facility is sold to one steel mill pursuant to a long term contract.

The acquisition of Real Fortune BVI was accounted for as a recapitalization effected by a share exchange, wherein Real Fortune BVI is considered the acquirer for accounting and financial reporting purposes with no adjustment to the historical basis of their assets and liabilities.

As a result of our acquisition of Real Fortune BVI, we are no longer a shell company. We plan to amend our Certificate of Incorporation to change our name to reflect the current business of our company.

For additional information concerning the acquisition of Real Fortune BVI, including financial information, see our Current Report on Form 8-K/A filed on October 5, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Index

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

On October 1, 2011, we acquired China Real Fortune Mining Limited, a British Virgin Islands company, in a reverse acquisition. China Real Fortune Mining Limited, a privately-owned holding company prior to the acquisition, conducts its business operations through a series of contractual agreements between its indirect wholly owned foreign owned enterprise and Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”), a limited liability company incorporated under the laws of the PRC. As a result of the acquisition, we have adopted the system of disclosure controls and procedures of China Real Fortune Mining Limited as ours. Our management is in the process of reviewing and evaluating the disclosure controls and procedures of China Real Fortune Mining Limited to determine if they are adequate for a public reporting company and if our management determines that they are not adequate, our management will commence the process of upgrading our disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other Information.

On September 29, 2011, Vincent J. McGill resigned from his positions as a director and officer of Target Acquisitions I, Inc.   Concurrent with his resignation, Mr. McGill appointed Changkui Zhu and Zhengting Deng as directors and Mr. Zhu was appointed Chief Executive Officer and Mr. Deng was appointed Chief Financial Officer.

Changkui Zhu, age 48, has been CEO of Zhuolu Jinxin Mining Co., Ltd. since 2010. Mr. Zhu has over 15 years of experience in production and quality control in the mining industry. From 1997 to 2009 Mr. Zhu was a Vice President of Shandong Dashan Mining Co., Ltd.  In such capacity Mr. Zhu evaluated the economic feasibility of prospective mines and designed exploration projects. In addition, he monitored daily mining activities, provided technical support and designed safety training programs. In 1986, Mr. Zhu graduated from Tianjin Second Institute of Light Industry with a degree in mining.

 Zhengting Deng, age 45, has been the CFO of Zhuolu Jinxin Mining Co., Ltd. since 2010.  From 2007 to 2009, Mr. Deng was an independent financial consultant. As an independent consultant, Mr. Deng assisted various companies in establishing internal control systems and effectuating improvements to their organizational structure and corporate accounting systems. From 1995 to 2006, Mr. Deng was a financial manager in Shenzhen Xindawei Printing Co., Ltd. Mr. Deng graduated from Zhongnan University in 1987 with a bachelor’s degree in Accounting.

Index

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011..

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to the Financial Statements

_____________________
* In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 7, 2011
TARGET ACQUISITIONS I, INC.

	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer

Index

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to the Financial Statements