Form 10-Q
period 2011-09-30
Target Acquisitions I, Inc.
filed 2011-11-14
CIK 1440208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-53328

TARGET ACQUISITIONS I, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2895640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: 86-313-6732526

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes  No ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

 At November 11, 2011, we had outstanding 8,000,100 shares of common stock.

TARGET ACQUISITIONS I, INC.

PART I

FINANCIAL INFORMATION

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements are contained principally in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash & equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$-	$2,590
Accrued expense	10,855	-
Shareholder advances	-	4,953

TOTAL LIABILITIES	10,855	7,543

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	5,000	5,000
Additional paid in capital	7,718	175
Deficit accumulated during the development stage	(23,573)	(12,718)

TOTAL STOCKHOLDERS’ DEFICIT	(10,855)	(7,543)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,		Inception (June 27, 2008) Through September 30, 2011
	2011	2010	2011	2010

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	10,855	-	9,840	-	23,573

Operating loss	10,855	-	9,840	-	23,573

Net loss	(10,855)	-	(9,840)	-	(23,573)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	5,000,000	5,000,000	5,000,000	5,000,000

Basic and Diluted Net Loss per Share - Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements.

TARGET ACQUISITIONS I, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2011	Inception (June 27, 2008) Through September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,855)	$(23,573)
Adjustments to reconcile net loss to net cash from operating activities:
Company expense paid by shareholders	-	7,718
Accrued expense	10,855	10,855

Net cash used in operating activities	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	5,000

Net cash provided by financing activities	-	5,000

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	-	-
CASH & EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH & EQUIVALENTS, END OF PERIOD	$-	$-

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TARGET ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

(b)            Basis of Presentation:

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2010. The September 30, 2011 financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2011.

(c)            Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $23,573, used cash from operations of $5,000 since its inception, and has negative working capital of $10,855 at September 30, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", (codified in FASB ASC Topic 740) on March 13, 2008.  As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of implementing FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of expenses. At September 30, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

	September 30, 2011	December 31, 2010
Deferred tax assets	8,015	4,234
Valuation allowance	(8,015)	(4,234)
Net deferred tax asset	—	—

As of September 30, 2011, there is $23,573 in federal net operating losses that may be available to reduce future years’ taxable income. These net operating losses can be carried forward up to 20 years from the year the loss is incurred.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of September 30, 2011 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

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

In June  2011, a shareholder contributed $7,543 to additional paid in capital consisting of cash payments to clear the then existing accounts payable of $2,590,  along with the forgiveness of shareholder advances to the Company of $4,953. As of September 30, 2011, the additional paid in capital amounted $7,718.

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

NOTE 5    -    SUBSEQUENT EVENTS:

Acquisition of Real Fortune BVI

Effective October 1, 2011, the Company entered into and closed a share exchange agreement, with China Real Fortune Mining Limited (“Real Fortune BVI”), and the shareholders of Real Fortune BVI pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Real Fortune BVI for the issuance of eight million (8,000,000) of the Company’s common shares.  Immediately prior to the consummation of the Share Exchange Agreement, there were 100 shares of the Company’s common stock outstanding (after retirement of 4,999,900 common shares). Upon completion of the foregoing transactions, the Company had 8,000,100 shares of its common stock issued and outstanding.

As a result of the acquisition, the Company’s consolidated subsidiaries will include Real Fortune BVI, the wholly-owned subsidiary, Real Fortune Holdings Limited, or “Real Fortune HK,” a Hong Kong limited company and wholly-owned subsidiary of Real Fortune BVI, ZhangJiaKou TongDa Mining Technologies Service Co., Ltd., or “China Tongda,” a Chinese limited company and wholly-owned subsidiary of Real Fortune HK, and Zhuolu Jinxin Mining Co., Ltd., or “China Jinxin”, a limited liability company incorporated under the laws of the PRC which is effectively and substantially controlled by China Tongda through a series of contractual agreements known as variable interest entity agreements (the “VIE Agreements”), among China Tongda, China Jinxin and the shareholders of China Jinxin.  The use of VIE agreements is a common structure used to acquire control of PRC companies.

Real Fortune BVI was established in the British Virgin Islands in September 2010 to serve as an intermediate holding company.  Real Fortune HK was established in HK in April 2010. China Tongda was established in the PRC in August 2010, and in August 2011, the local government of the PRC issued a certificate of approval regarding the foreign ownership of China Tongda by Real Fortune HK.  China Jinxin, our operating affiliate, was established in December 2006 in Zhuolu County, Hebei Province, Northern China.

The acquisition of Real Fortune BVI was accounted for as a recapitalization effected by a share exchange, wherein Real Fortune BVI is considered the acquirer for accounting and financial reporting purposes with no adjustment to the historical basis of their assets and liabilities.

As a result of our acquisition of Real Fortune BVI, the Company is no longer a shell company.

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

On October 1, 2011, we acquired all of the outstanding shares of China Real Fortune Mining Limited, a British Virgin Islands company (“Real Fortune BVI”), pursuant to a share exchange agreement with Real Fortune BVI  and the shareholders of Real Fortune BVI. Real Fortune BVI, through a series of contractual agreements between its indirect wholly foreign owned enterprise and Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”), a limited liability company incorporated under the laws of the PRC, is engaged in iron ore processing and the production of high grade iron ore concentrate. See “Acquisition of Real Fortune BVI” below.

The following information relates to the operations of Target Acquisitions I, Inc. prior to the acquisition of Real Fortune BVI.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

For the three months ended September 30, 2011, the Company had no revenues and incurred general and administrative expenses of $9,840.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

For the nine months ended September 30, 2011, the Company had no revenues and incurred general and administrative expenses of $10,855.

For the period from inception (June 27, 2008) through September 30, 2011, the Company had no activities that produced revenues from operations and had a net loss of $23,573, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in July 2008 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of September 30, 2011, the Company had no assets and had current liabilities of $10,855.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (June 27, 2008) through September 30, 2011

Operating activities	$(5,000)
Investing activities	-
Financing activities	$5,000

Net effect on cash	$-

Prior to the acquisition of Real Fortune BVI, the Company was dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Acquisition of Real Fortune BVI

On October 1, 2011, we acquired all of the outstanding shares of Real Fortune BVI in exchange for eight million (8,000,000) shares of our common stock pursuant to an exchange agreement, or the Share Exchange Agreement, with Real Fortune BVI and the shareholders of Real Fortune BVI.  Immediately prior to the consummation of the Share Exchange Agreement there were 100 shares of our common stock outstanding.  Thus the shares issued to the shareholders of Real Fortune BVI effectively represent 100% of our outstanding shares of common stock.

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

Real Fortune BVI was established in the British Virgin Islands in September 2010 to serve as an intermediate holding company.  Real Fortune HK was established in Hong Kong in April 2010. China Tongda was established in the PRC in August 2010, and in August 2011, the local government of the PRC issued a certificate of approval regarding the foreign ownership of China Tongda by Real Fortune HK.  China Jinxin, our operating affiliate, was established in December 2006 in Zhuolu County, Hebei Province, Northern China.

We operate our businesses in China through China Jinxin. China Jinxin is an iron ore processing and high grade iron ore concentrate producer. China Jinxin has an iron ore concentrate production line located on the Zhuolu Mine, with an annual capacity of approximately 300,000 tons of iron ore concentrates and associated plant and office buildings. The Zhuolu Mine is located in Zhuolu County, Zhangjiakou City, Hebei Province, China. Currently, all of the output of China Jinxin’s production facility is sold to one steel mill pursuant to a long term contract.

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

For additional information concerning the acquisition of Real Fortune BVI, including financial information, see our Current Report on Form 8-K/A filed on October 6, 2011. See Part II Item 5. Other Information, for the consolidated financial statements of Real Fortune BVI as of and for the nine month period ended September 30, 2011, together with a discussion of its results of operation through such date.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Management of Target Acquisitions I, Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that during the period covered by this report, such disclosure controls and procedures were effective inasmuch as we, Target Acquisitions I, had no operations during this period

On October 1, 2011, we, then a public shell company, acquired Real Fortune BVI in a transaction accounted for as a recapitalization effected by a share exchange wherein Real Fortune BVI is considered the acquirer for accounting and financial reporting purposes with no adjustment to the historical basis of their assets and liabilities. At such time we adopted the system of disclosure controls and procedures of Real Fortune BVI as ours. Based upon a review of such disclosure controls and procedures carried out at that time under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, they concluded that such disclosure contracts and procedures were adequate for a public reporting company.

(b) Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There are inherent limitations in any system of internal control. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must consider that resources are not unlimited and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in Item 2.01 of our Current Report on Form 8-K/A reporting the acquisition of Real Fortune BVI filed on October 6, 2011 (the "Form 8-K/A"), under the caption "Risk Factors," our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, our consolidated financial statements and related notes included in Item 1 of Part I of this report and our consolidated financial statements and related notes, our Management's Discussion and Analysis of Financial Condition and Results of Operations and the other information in the Form 8-K/A. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

There have been no material changes in the risk factors previously disclosed in the Form 8-K/A.

Item 5 - Other Information.

Set forth below are the consolidated financial statements of China Real Fortune Mining Limited, which we acquired on October 1, 2011,  as at and for the nine month periods ended September 30, 2011, together with a discussion of its results of operation through such date.

CHINA REAL FORTUNE MINING LIMITED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010
	2011	2010

ASSETS

CURRENT ASSETS
Cash & equivalents	$803,652	$283,299
Accounts receivable	1,662,416	-
Inventory	458,495	165,979

Total current assets	2,924,563	449,278

NONCURRENT ASSETS
Property and equipment, net	9,764,353	10,088,433
Asset retirement cost, net	1,574,530	1,522,778
Intangible assets	602,898	606,663
Construction in progress	111,725	-
Deferred tax assets	2,994	1,854

Total noncurrent assets	12,056,500	12,219,728

TOTAL ASSETS	$14,981,063	$12,669,006

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued liabilities and other payables	$853,262	$71,757
Payable to contractors	629,436	2,038,444
Income tax payable	682,066	160,591
Advance from related party	6,726	4,677,850

Total current liabilities	2,171,490	6,948,642

NONCURRENT LIABILITIES
Long-term payable	1,573,588	1,509,958
Asset retirement obligation	1,709,592	1,598,501

Total noncurrent liabilities	3,283,180	3,108,459

Total liabilities	5,454,670	10,057,101

CONTINGENCIES AND COMMITMENT

STOCKHOLDERS' EQUITY
Common stock	10,000	-
Paid in capital	5,294,312	767,656
Statutory reserves	535,373	321,922
Accumulated other comprehensive income	466,511	118,552
Retained earnings	3,220,197	1,403,775

Total stockholders' equity	9,526,393	2,611,905

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,981,063	$12,669,006

The accompanying notes are an integral part of these consolidated financial statements.

CHINA REAL FORTUNE MINING LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010

Net sales	$8,665,325	$12,691,317
Cost of goods sold	4,906,243	7,128,279

Gross profit	3,759,082	5,563,038

Operating expenses
General and administrative	948,264	753,688

Total operating expenses	948,264	753,688

Income from operations	2,810,818	4,809,350

Non-operating income
Interest income	1,510	1,833
Interest expense	(42,887)	(39,445)

Total non-operating expenses, net	(41,377)	(37,612)

Income before income tax	2,769,441	4,771,738
Provision for income tax	736,802	1,209,141

Net income	2,032,639	3,562,597

Other comprehensive income
Foreign currency translation gain	347,959	44,033

Comprehensive Income	$2,380,598	$3,606,630

The accompanying notes are an integral part of these consolidated financial statements.

CHINA REAL FORTUNE MINING LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,032,639	$3,562,597
Adjustments to reconcile net income to net cash
provided by operating activities:
Accretion of interest on asset retirement obligation	42,769	39,445
Depreciation and amortization	774,188	682,589
Change in deferred tax	(1,039)	(1,803)
(Increase) decrease in current assets:
Accounts receivable	(1,625,931)	(334,465)
Inventory	(279,255)	(162,078)
Increase (decrease) in current liabilities:
Accounts payable	-	(3,908,795)
Accrued liabilities and other payables	767,917	53,714
Taxes payable	503,411	462,088

Net cash provided by operating activities	2,214,699	393,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(109,273)	-
Acquisition of property, plant & equipment	(585)	(35,520)

Net cash used in investing activities	(109,858)	(35,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to contractors	(1,462,101)	-
Repayment to related party	(150,827)	-
Other payables - short term borrowing	-	-
Advance from related party	-	734,560

Net cash provided by (used in) financing activities	(1,612,928)	734,560

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	28,440	18,906

NET INCREASE IN CASH & EQUIVALENTS	520,353	1,111,238

CASH & EQUIVALENTS, BEGINNING OF PERIOD	283,299	88,419

CASH & EQUIVALENTS, END OF PERIOD	$803,652	$1,199,657

Supplemental Cash flow data:
Income tax paid	$492,145	$804,982
Interest paid	$-	$-

Supplemental disclosure of non-cash investing activities:
Transfer from construction in progress to fixed assets	$-	$3,921,312

The accompanying notes are an integral part of these consolidated financial statements.

CHINA REAL FORTUNE MINING LIMITED
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”) was incorporated in China on December 21, 2006. China Jinxin  is an iron ore processing and iron ore concentrates producer in the People’s Republic of China (“PRC”). The main product of China Jinxin is iron ore concentrate.

On May 9, 2011, China Jinxin and its shareholders entered into a series of agreements, including Management Entrustment Agreement, Exclusive Purchase Option Agreement and Equity Pledge Agreements with Zhangjiakou Tongda Mining Technologies Service Co., Ltd ("China Tongda" or “WFOE”), and each shareholder of China Jinxin granted China Tongda an irrevocable power of attorney to appoint China Tongda as his attorney-in-fact to exercise all of its rights as equity owner of China Jinxin. According to these agreements, WFOE acquired management control of China Jinxin whereby WFOE is entitled to all of the net profits of China Jinxin as a management consultation and technical supporting fee, and is obligated to manage and fund China Jinxin’s operations and pay all of its debts. As a result of these agreements, China Tongda is considered the primary beneficiary of China Jinxin, and China Tongda must consolidate the results of operations of China Jinxin, as China Tongda contractually controls the management of China Jinxin and China Jinxin granted an irrevocable proxy to China Tongda or its designee as defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), included in ASC Topic 810, Consolidation, an Interpretation of Accounting Research Bulletin No. 51, which requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

The term of the Management Entrustment Agreement is 30 years, or until May 9, 2041, and will be extended automatically for successive ten year periods thereafter, except that the agreement will terminate (i) at the expiration of the initial thirty-year term, or any ten-year  renewal term, if WFOE notifies China Jinxin not less than 30 days prior to the applicable expiration date that it does not want to extend the term, (ii) upon prior written notice from WFOE, or (iii) upon the date WFOE acquires all of the assets, or at least 51% of the equity interests, of China Jinxin. The term of each Exclusive Purchase Option Agreement is 30 years, or until May 9, 2041, and will be extended automatically for successive ten year periods thereafter, unless WFOE notifies China Jinxin and the shareholder of China Jinxin granting the option not less than 30 days prior to the applicable expiration date that it does not want to extend the option.

China Tongda is a wholly foreign-owned entity formed under the laws of the PRC on August 17, 2010. It is 100% owned by Real Fortune Holding Limited (“Real Fortune HK”), a company incorporated and registered in Hong Kong on April 23, 2010. Real Fortune HK is 100% owned by China Real Fortune Mining Limited (the “Company” or “Real Fortune BVI”), a Company incorporated in British Virgin Islands on September 13, 2010.  Accordingly, China Jinxin’s results of operations, assets and liabilities are consolidated in the Company’s financial statements from the earliest period presented.  The Group’s structure is as follows:

Through the use of contractual arrangements between China Tongda WFOE and China Jinxin, the Company effectively controls China Jinxin’s daily operations and financial affairs. As a result of these agreements, WFOE is considered the primary beneficiary of China Jinxin (see Note 2) and accordingly, China Jinxin’s results of operations and financial condition are consolidated in the group financial statements.

All issued and outstanding shares of China Jinxin are ultimately held by fifteen Chinese citizens.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements as of and for the nine months ended September 30, 2011 include the financial statements of the Company, its subsidiaries including Zhoulu Jinxin Mining Co. Ltd. (China Jinxin), the variable interest entity (VIE) for which the Company’s subsidiary China Tongda (WFOE) is the primary beneficiary.

The financial statements as of and for the nine months ended September 30, 2010 are the financial statements of Jinxin only, because China Real Fortune Mining Limited was formed September 13, 2010.

The accompanying consolidated financial statements were prepared in conformity with US GAAP. Real Fortune BVI’s functional currency is the US Dollar (‘‘USD’’), Real Fortune HK’s functional currency is Hong Kong Dollar (‘‘HKD’’) and China Tongda WFOE’s and China Jinxin’s functional currency is Chinese Renminbi (‘‘RMB’’). The accompanying financial statements were translated from functional currencies and presented in US Dollars ($).

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and VIE subsidiary for which the Company’s subsidiary China Tongda (WFOE) is the primary beneficiary. All transactions and balances among the Company, its subsidiaries and VIE subsidiary were eliminated in consolidation.

The Company follows FIN 46R, ASC 810, Consolidation, which requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

In determining China Jinxin is the VIE of China Tongda, the Company considered the following indicators, among others:

China Tongda has the right to control and administer the financial affairs and operations of China Jinxin and to manage and control all assets of China Jinxin. The equity holders of China Jinxin as a group have no right to make any decision about China Jinxin’s activities without the consent of China Tongda. China Tongda should be paid on a quarterly basis, the management consulting fees and technical support fees in principle equal to all pre-tax profits, if any, of that quarter. If there are no earnings before taxes and other cash expenses, then no fee shall be paid. If China Jinxin sustains losses, they will be carried over to the next period and deducted from the next service fee. China Jinxin has the right to require that China Tongda pay China Jinxin the amount of any loss incurred by China Jinxin.

The shareholders of China Jinxin pledged their equity interests in China Jinxin to China Tongda to guarantee China Jinxin’s performance of its obligations under the Equity Pledge Agreement. If either China Jinxin or its equity owners is in breach of the Equity Pledge Agreement or Exclusive Purchase Option Agreement, then China Tongda shall be entitled to require the equity owners of China Jinxin to transfer their equity interests in China Jinxin to it.

The shareholders of China Jinxin irrevocably granted China Tongda or its designated person an exclusive purchase option to acquire, at any time, all of the assets or outstanding shares of China Jinxin, to the extent permitted by PRC law. The purchase price for the shareholders’ equity interests in China Jinxin shall be the lower of (i) the actual registered capital of China Jinxin and (ii) RMB 500,000 ($78,000), unless an appraisal is required by the laws of China.

Each shareholder of China Jinxin executed an irrevocable power of attorney to appoint China Tongda as its attorney-in-fact to exercise all of its rights as equity owner of China Jinxin, including 1) attend the shareholders’ meetings of China Jinxin and/or sign the relevant resolutions; 2) exercise all the shareholder's rights and shareholder's voting rights that the shareholder is entitled to under the laws of the PRC and the Articles of Association of China Jinxin, including but not limited to the sale or transfer or pledge or disposition of the shares in part or in whole; 3) designate and appoint the legal representative, Chairman of the Board of Directors, Directors, Supervisors, the Chief Executive Officer, Financial Officer and other senior management members of China Jinxin; and 4) execute the relevant share purchases and other terms stipulated in the Exclusive Purchase Option and Share Pledge Agreements.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had $0 allowances at September 30, 2011 and December 31, 2010.

Inventory

Inventory consists of iron ore, iron ore concentrate and supplies. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average basis method; including labor and all production overheads.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using shorter of useful live of the property or the unit of depletion method. For shorter lived assets straight-line method over estimated lives ranging from 3 to 20 years is used as follows:

Office Equipment	3-5 years
Machinery	10 years
Vehicles	5 years
Building	20 years

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2011 and December 31, 2010, there were no impairments of its long-lived assets.

Income Taxes

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605).   Sales are recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Sales represent the invoiced value of iron ore concentrate, net of value-added tax (“VAT”). All of the Company’s iron ore concentrate sold in the PRC is subject to a value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Cost of Goods Sold

Cost of goods sold consists primarily of amortization of asset retirement cost, direct material, direct labor, depreciation of mining plant and equipment, which is attributable to the production of iron ore concentrate. Write-down of inventory to lower of cost or market is also recorded in cost of goods sold.

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, codified in FASB ASC Topic 410. This Statement generally requires the Company’s legal obligations associated with the retirement of long-lived assets be recognized at fair value when the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves of 7,881,330 tons, multiplied by the production during the period. The Company reviews its asset retirement obligation at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset.

Concentration of Credit Risk

The operations of the Company are in the PRC.  Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” (codified in FASB ASC Topic 230), cash flows from the Company’s operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, accounts payable, accrued liabilities and short-term debt, carrying amounts approximate their fair values due to their short maturities.  ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of September 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of China Jinxin is the Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There was no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The fluctuation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China (“PBOC”) or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the PBOC.

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine months ended September 30, 2011 and 2010 consisted of net income and foreign currency translation adjustments.

Basic and Diluted Earnings per Share

The Company’s operating subsidiary, China Jinxin is a limited company (“LC”) formed under the laws of the PRC. Like limited liability companies in the US, limited companies in the PRC do not issue shares to the owners. The owners however, are called shareholders. Ownership interest is determined in proportion to capital contributed.  Accordingly, earnings per share data are not presented.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting, codified in FASB ASC Topic 280.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131, codified in FASB ASC Topic 280, has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment – iron ore mining.

New Accounting Pronouncements

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to retained earnings beginning in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (ASC Topic 820), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance is not expected to have a material impact on our financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

3.   INVENTORY

Inventory consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Material for mining work	$21,464	$-
Finished goods	437,031	165,979
Total	$458,495	$165,979

4.   MINING RIGHTS

The Company is currently negotiating with the local land bureau to obtain the rights to mine in the geographical location where it currently mines. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted. The Company used $0.37 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in accounting estimate.

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Building	$6,862,745	$6,585,238
Production equipment	4,029,925	3,866,395
Transportation equipment	1,196,702	1,148,310
Office equipment	88,913	85,318
	12,178,285	11,685,261
Less: Accumulated depreciation	(2,413,932)	(1,596,828)
	$9,764,353	$10,088,433

Depreciation for the nine months ended September 30, 2011 and 2010 was $733,400 and $634,100, respectively.

6.   ADVANCE FROM RELATED PARTY

As of September 30, 2011, the Company had an advance of $6,726 from Jiazhen Liu, who is a shareholder of the Company. At December 31, 2010, the Company owed four shareholders $4,677,850 for working capital needs. Those borrowings were non-interest bearing and payable on demand.

	2011	2010
Shareholder - Liu, Jiazhen	$6,726	$2,000,695
Shareholder - Zhang, Jianhua	-	1,469,189
Shareolder - Qi, Kexin	-	566,234
Sharehodler - Li, Ying	-	641,732
Total	$6,726	$4,677,850

7.   INTANGIBLE ASSETS

Intangible assets consisted mainly of land use rights. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2006 for $0.75 million (RMB 5 million).  The Company has the right to use the land for 20 years and is amortizing such rights on a straight-line basis for 20 years.

Intangible assets consisted of the following at September 30, 2011 and December 31, 2010, respectively:

	2011	2010
Land use rights	$782,138	$750,511
Less: Accumulated amortization	(179,240)	(143,848)
Net	$602,898	$606,663

Amortization of intangible assets for the nine months ended September 30, 2011 and 2010 was $28,686 and $27,383, respectively.   Annual amortization for the next five years from September 30, 2011, is expected to be: $38,000, $38,000, $38,000, $38,000 and $38,000.

8.   ASSET RETIREMENT COST AND OBLIGATION

Under local environmental regulations, the Company is obligated at the end of the mines useful life to restore and rehabilitate land that is used in the mining operations. The Company estimates it would cost approximately $1.5 million (RMB 10.23 million) for such efforts.

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (codified in FASB ASC Topic 410). The Company reviews the asset retirement obligation at least annually and makes necessary adjustments for permitted changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset.

Asset Retirement Cost at September 30, 2011 and December 31, 2010 was:

	2011	2010
Asset retirement cost	$1,609,530	$1,544,446
Less: Accumulated amortization	(35,000)	(21,668)
Net	$1,574,530	$1,522,778

Amortization for asset retirement cost for the nine months ended September 30, 2011 and 2010 was $12,147 and $21,081, respectively.

Changes in Asset Retirement Obligation for the nine months ended and as of September 30, 2011 and for the year ended and as of December 31, 2010 consisted of the following:

	2011	2010
Balance at Beginning of Period	$1,598,501	$1,544,446
Accretion of interest expense	42,769	52,883
Foreign currency translation gain	68,322	1,172
Balance at End of Period	$1,709,592	$1,598,501

9.   CONSTRUCTION IN PROGRESS

The construction in progress represented purchase of equipments and installation for future gold refining from the ore. As of September 30, 2011 and December 31, 2010, the balance was $111,725 and $0, respectively.

10.   DEFERRED TAX ASSETS

Deferred tax asset is the difference between the tax and book amortization of asset retirement cost.

11.   OTHER PAYABLE AND ACCRUED LIABILITIES

Other payable and accrued liabilities consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Accrued payroll	$32,028	$22,802
Accrued mining rights cost	62,790	40,069
Accrued electricity expense	607,070	-
Other payable – short term borrowing	128,700	-
Other	22,674	8,886
Total	$853,262	$71,757

The short-term borrowing was from a third party for capital contribution of China Tongda by Real Fortune HK, which bears no interest and payable on demand.

12.   PAYABLE TO CONTRACTORS AND LONG-TERM PAYABLE

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction Company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012, which was recorded as a non-current liability.  During the nine months ended September 30, 2011, the Company paid $1.49 million (RMB 9.5 million).

The Company recorded the restructuring of this payable in accordance with ASC 470-60-35-5, as it was a modification of terms of a payable, it did not involve a transfer of assets or grant of an equity interest. Accordingly, the Company accounted for the effects of the restructuring prospectively from the time of restructuring, and did not change the carrying amount of the payable at the time of the restructuring as the carrying amount did not exceed the total future cash payments specified by the new terms.

13.   TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2011, and December 31, 2010:

	2011	2010
Income tax	$418,569	$160,591
Value-added tax	229,969	-
Other taxes	33,528	-
Total	$682,066	$160,591

14.   INCOME TAXES

The Company’s operating subsidiary was governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2011 and 2010:

	2011	2010
PRC statutory rates	25.0%	25.0%
Others	1.6%	0.3%
Tax per financial statements	26.6%	25.3%

15. MAJOR CUSTOMER AND VENDORS

One customer accounted for 100% of the Company’s sales for the nine months ended September 30, 2011 and 2010. The Company made a longterm (ten year) strategic contract with Handan Steel Group Company (“HSG”) which was a state-owned enterprise, and agreed to only sell to HSG. The selling price was determined based on market value after deduction of the cost for ensuring the Company a proper profit margin. HSG agreed to purchase all the Company’s products regardless of the change of the market. The Company is economically dependent on HSG. However, with the high demand of iron ore concentrate in China, the Company believes there are other buyers available if HSG is unable to execute the contract. The Company temporarily ceased its sales in the three months ended March 31, 2011 due to the PRC government’s energy saving and emission reduction plan. The sales were resumed in the second quarter of 2011. The accounts receivable balance due was $1,662,416 and $0 at September 30, 2011 and December 31, 2010.

There were no major vendors for the Company for the nine months ended September 30, 2011 or 2010.

16.   STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company’s Chinese subsidiaries are now required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s Chinese subsidiaries are not required to make appropriation to other reserve funds and do not have any intentions to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s Chinese subsidiaries do not do so.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund. The Company did not make any contribution to this fund during the nine months ended September 30, 2011 and 2010.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

17.   CONTINGENCIES AND COMMITMENTS

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expenses are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to effect the remittance.

18. SUBSEQUENT EVENTS

On October 1, 2011, Real Fortune BVI entered into a share exchange agreement with Target Acquisitions I, Inc. (“Target”), which was incorporated in the state of Delaware, pursuant to which Target issued 8,000,000 shares of Target common stock for all of the outstanding shares of Real Fortune BVI. As a result of the share exchange, Real Fortune BVI’s shareholders became the majority owners of Target after the reverse merger. The acquisition of Real Fortune BVI by Target has been accounted for as a recapitalization of Real Fortune BVI as Real Fortune BVI’s shareholders will be the majority shareholders and have control of the Company and, prior to the acquisition, Target was a non-operating public shell.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of China Real Fortune Mining Limited

Overview

We operate our business through our operating affiliate China Jinxin, which is a limited liability company located in China. China Jinxin was founded in December 2006 and engages in iron ore processing and iron ore concentrate producing in Heibei Province, China. The main product of China Jinxin is iron ore concentrate.

China Jinxin has an iron ore concentrate production line located on the Zhuolu Mine, Heibei Province, China with an annual capacity of approximately 300,000 tons of iron ore concentrate and associated plant and office buildings (hereinafter collectively referred to as the "production facilities"). Since we have not yet received official mining rights on Zhuolu Mine, currently all of the iron ore concentrate that we produced is from iron ore displaced during the course of establishing our facilities on the Zhuolu Mine. We sell all of our products to a state-owned steel mill pursuant to a long term contract.

Results of Operations

Comparison of the Nine Months Ended September 30, 2011 and 2010

	Nine Months		Nine Months
	Ended		Ended		Dollar	Percentage
	September 30, 2011	% of Sales	September 30, 2010	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$8,665,325	100%	$12,691,317	100%	$(4,025,992)	(32	) %
Costs of goods sold	4,906,243	57%	7,128,279	56%	(2,222,036)	(31	) %
Gross profit	3,759,082	43%	5,563,038	44%	(1,803,956)	(32	) %
Operating expenses	948,264	11%	753,688	6%	194,576	26%
Income from operations	2,810,818	32%	4,809,350	38%	(1,998,532)	(42	) %
Other Expenses, net	(41,377)	-	(37,612)	-	(3,765)	10%
Income before income taxes	2,769,441	32%	4,771,738	38%	(2,002,297)	(42	) %
Income taxes	736,802	9%	1,209,141	10%	(472,339)	(39)%
Net income	$2,032,639	23%	$3,562,597	28%	$(1,529,958)	(43	) %

Sales

Our revenues are derived from sale of iron ore concentrate. We completed our production facilities in February 2010 and commenced production in March 2010. However, the Company ceased production from September 2010 to March 2011 due to the fact that the local government implemented an “Energy Saving and Emission Reduction Plan” in order to reduce the local power consumption for a certain period. The Company has installed power equipment in order to maintain a stable power supply to our production equipment and the management believes that the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have material impact on our production in the future.

Since we have not yet received any mining rights, the iron ore concentrate that we produced was from the iron ore reserves displaced during the construction of our production facilities and ancillary roads on the Zhuolu mine, where our production facilities are located. We signed a long-term (ten years) strategic contract with one stated-owned customer, and agreed to sell all of our iron ore concentrate to this customer.

During the nine months period ended September 30, 2011, we had sales of $8.67 million, a decrease of $4.03 million or 32%, compared to $12.69 million sales for the 2010 comparable period due to lower level of iron in the iron ore reserves processed which reduced the efficiency of our production and required frequent machine maintenance.  We have approximately eight hundred thousand tons of iron ore reserves displaced during the course of establishing our facilities on Zhuolu Mine available for processing, and the management expects this will sustain our production for the next twelve months.

Cost of Goods Sold

Cost of goods sold consist primarily of amortization of the asset retirement cost, direct material, direct labor, depreciation of mining plant items and equipment, and accrual of the mining rights, which are directly attributable to the production of iron ore and iron ore concentrate.

Cost of goods sold for the nine months ended September 30, 2011was $4.91 million, a decrease of $2.22 million or 31%, compared to cost of goods sold of $7.13 million for the comparable nine month period in 2010 due to the decrease in the production of iron ore concentrate.

Gross Profit

Gross profit was $3.76 million for the nine months ended September 30, 2011, a decrease of 1.8 million from $5.56 million for the nine month ended September 30, 2010. Gross profit margin was approximately 43% for the nine months ended September 30, 2011, slightly decreased as compared to 44% for nine months ended September 30, 2010. The decrease in gross profit margin was largely the result of increases in the price of materials, labor cost and power, plus lower production efficiency, which resulted in higher consumption levels of power and materials used per ton of iron ore concentrate, higher labor cost per ton of iron ore concentrate and higher machine maintenance cost per ton of iron ore concentrate that we produced during the nine months ended September 30, 2011 due to the lower quality of iron ore reserve.

Operating Expenses

Operating expenses consists mainly of employee salary, depreciation and amortization of items not directly associated with production, and utilities expenses.

Operating expenses were $948,264 for the nine months ended September 30, 2011, compared to $753,688 million for the comparable nine month period in 2010, an increase of $0.19 million or approximately 26%. The increase was mainly due to  higher management and employees’ salary as the overall labor costs increased in China in 2011and higher depreciation  for the first quarter of 2011 as compared to the first quarter of 2010 since the Company did not start production until March 2010.

Net Income

As a result of the decreased level of production as discussed above, the Company realized net income of $2,032,639 for the nine months ended September 30, 2010, decrease of $1,529,958 from the prior year.

Liquidity and Capital Resources

As of September 30, 2011, cash and cash equivalents were $803,652 as compared to $283,299 as of December 31, 2010. The components of this increase of $520,353 are reflected below.

Cash Flow

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$2,214,699	$393,292
Net cash used in investing activities	(109,858)	(35,520)
Net cash provided by (used in) financing activities	(1,612,928)	734,560
Exchange rate effect on cash	28,440	18,906
Net cash inflow	$520,353	$1,111,238

Net cash provided by operating activities

Cash has historically been generated from operations and advance from shareholders. The cash flow from operating activities was principally attributable to the net income generated during the nine months ended September 30, 2010, which was $2,032,639 and the increase in accrued electricity expense of $607,070 and a short-term borrowing of $128,700 from a non-related third party, partially offset by an increase of $1,625,931 in accounts receivable.

Net cash used in investing activities

Net cash used in investing activities was $109,858 for the nine months ended September 30, 2011, mainly attributable to $109,273 used to purchase and install of equipments for future gold refining when the Company obtains official mining rights.

Net cash provided by (used in) financing activities

Net cash used in financing activities was $1.61 million in the nine months ended September 30, 2011, as compared to net cash provided by financing activities of $0.73 million in the comparable nine month period in 2010. The net cash used in financing activities in 2011 was due to $1.46 million repayment of long term payable to contractors and $0.15 million repayment to a related party while in the 2010 comparable nine month period, we had a $0.73 million loan from a related party.

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction Company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012, which was recorded as a non-current liability.  During the nine months ended September 30, 2011, the Company paid $1.46 million (RMB 9.5 million).

Working capital at September 30, 2011 increased substantially to $753,073 from a negative $6,449,364 at December 31, 2010, driven by higher level of accounts receivable of $1,662,416 and lower payables to contractors and related parties.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with US GAAP. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentations

Our financial statements are prepared in accordance with “US GAAP” and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).

Method of Accounting

We maintain our general ledger and journals using the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by us conform to US GAAP and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Asset Retirement Cost and Obligation

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, codified in FASB ASC Topic 410. This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using DCF techniques and is accreted over time to its expected settlement value. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying amount of the related long-lived asset. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves, multiplied by the production during the period. The Company reviews its asset retirement obligation at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605).  Sales are recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Sales represent the invoiced value of iron ore and iron ore concentrate, net of value-added tax (“VAT”). All of the Company’s coal sold in the PRC is subject to a value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires use of the “management approach” model for segment reporting, codified in FASB ASC Topic 280.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment - iron ore processing.

Recent Accounting Pronouncements

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of USA GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU was effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to retained earnings beginning in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

Item 6 - Exhibits.

The following exhibits are filed with this report:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. .

32.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Statements of Operations for the three and nine month periods ended September 30, 2011 and 2010, (ii) the Balance Sheets at September 30, 2011 and December 31, 2010, (iii) the Statements of Cash Flows for the ninth month periods ended September 30, 2011 and 2010 and (iv) the notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET ACQUISITIONS I, INC.

Dated: November 14, 2011	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer