Form 10-K
period 2011-12-31
Target Acquisitions I, Inc.
filed 2012-03-30
CIK 1440208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Commission File Number: 000-53328

TARGET ACQUISITIONS I, INC.
 (Exact name of registrant as specified in its charter)

Delaware	26-2895640
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

Chunshugou Luanzhuang Village, Zhuolu County
 Zhangjiakou, Hebei Province, China, 075600
(Address of principal executive offices) (Zip code)

86-313-6732526
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2011, none of the outstanding shares of the registrant's common stock was held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class). Furthermore there was no trading market for the common stock on that date.

As of March 1, 2012, we had 8,000,100 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

INDEX
TARGET ACQUISITIONS I, INC.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on forward-looking statements. Forward-looking statements include, among other things, statements relating to:

●	Our ability to produce concentrated iron powder at a profitable margin;
●	the uncertainty of acquiring mining rights in relation to the areas around the production facilities;
●	the impact that a downturn or negative changes in the steel market may have on sales;
●	our ability to obtain additional capital in future years to fund our expansion;
●	economic, political, regulatory, legal and foreign exchange risks associated with our operations; and
●	the loss of key members of our senior management.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

the “Company,” “we,” “us,” and “our” refer to the combined business of (i) Target Acquisitions I, Inc. or “Target Acquisitions,” a Delaware corporation, (ii) China Real Fortune Mining Limited, or “Real Fortune BVI,” a BVI  limited company and wholly-owned subsidiary of Target Acquisitions, (iii) Real Fortune Holdings Limited, or “Real Fortune HK,” a Hong Kong limited company and wholly-owned subsidiary of Real Fortune BVI,  (iv) Zhangjiakou TongDa Mining Technologies Service Co., Ltd., or “China Tongda,” a Chinese limited company and wholly-owned subsidiary of Real Fortune HK, and (v) Zhuolu Jinxin Mining Co., Ltd., or “China Jinxin,” a Chinese limited company which is effectively and substantially controlled by China Tongda through a series of agreements, as the case may be;

“BVI” refers to the British Virgin Islands;
“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China (excluding Hong Kong and Taiwan);
“Renminbi” and “RMB” refer to the legal currency of China;
“Securities Act” refers to the Securities Act of 1933, as amended;
“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States; and
“tons” or “tonnes” refer to metric tonnes (2205 pounds).

In this report we refer to information contained in government reports and third party publications.  Although we are unable to verify the accuracy of all of such information we believe you may rely upon such information in evaluating the prospects of our Company.  We are responsible for the accuracy of the third party information to which we make reference and for all information contained in this report. The following are two links to sites on the internet which contain the information we cite in this Report:

http://www.hkexnews.hk/listedco/listconews/sehk/2011/0920/03788_1166978/E114.pdf and http://corpsv.etnet.com.hk/data/documents/ipo/LTN20110621027/114_e.pdf

PART I

Item 1	Business.

Business Overview

We operate our business in China through China Jinxin, our variable interest entity which we control through a series of agreements described herein. China Jinxin is an early stage mining company which currently processes iron ore at its production facilities located in Hebei Province. China Jinxin currently does not own any mines or hold any mining rights.

The PRC government continues to exercise substantial control over many sectors of the Chinese economy.  Part of this control is obtained through regulations.  Among these are regulations on foreign ownership of certain companies and regulations on the ability of Chinese citizens to shift ownership of domestic Chinese companies to offshore enterprises.  In August 2006, the Ministry of Commerce, or MOFCOM, the China Securities Regulatory Commission, or CSRC, the State-owned Assets Supervision and Administration Commission, the State Administration of Taxation, or SAT, the State Administration of Industry and Commerce and the State Administration of Foreign Exchange, or SAFE, jointly promulgated the “Rules on the Mergers and Acquisition of Domestic Enterprises by Foreign Investors,” which became effective in September 2006, and were amended on June 22, 2009.  These rules are referred to herein as the “M&A Rules.” The M&A Rules confirmed that MOFCOM is a key regulator for issues related to mergers and acquisitions in China and require MOFCOM approval of a broad range of mergers, acquisitions and investment transactions.  Among other things, the M&A Rules include provisions that purport to require that an offshore special purpose vehicle, or SPV, controlled directly or indirectly by PRC companies or individuals, formed for the purpose of offering their equity interests in domestic companies they control, must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.

On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of these regulations remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement to various types of transactions, including those which involve the use of VIE agreements.

The shareholders of China Jinxin desire to access the capital markets outside of China to expand its operations.  These shareholders believe that prior consent of the CSRC would be required if they were to cause the shares of China Jinxin to be owned by a foreign entity but that consent would not be required if they and China Jinxin entered into the VIE Agreements with China Tongda, even if China Tongda was owned by a foreign entity.Through these contractual arrangements or VIE Agreements, acting through China Tongda, we have the ability to substantially influence China Jinxin’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements pursuant to generally accepted accounting principles in the United States, we are considered the primary beneficiary of China Jinxin. The shareholders further believed that there was no need to obtain the approval of the CSRC pursuant to the M&A Rules given that:

•	Our Company and its offshore subsidiaries did not acquire equity interest of any PRC company.

•
China Tongda was incorporated as a wholly foreign-owned enterprise by means of direct investment rather than by merger or acquisition by our Company of the equity interests or assets of any “domestic company” as defined under the M&A Rules, and no provision in the M&A Rules classifies the contractual arrangements between China Jinxin and China Tongda as a type of acquisition transaction falling under the M&A Rules.

Although we believe that there are no justifiable grounds for the PRC government to terminate or amend the VIE Agreements, the PRC government has taken actions to assert control over businesses regardless of whether there was clear authority or precedent for it to do so.  Further, MOFCOM recently issued Announcement No. 53 “Measures on the Security Review System of Foreign Investors Merging and Acquiring Domestic Enterprises” which helps implement Circular 6, the “Notice on Establishing a Security Review System for Acquisition of Domestic Enterprises by Foreign Investors.”  Circular 6 gives the PRC Government authority to determine what transactions affect national security interests and to change the terms of a transaction or cancel it to mitigate national security risks.  Announcement No. 53 makes it clear that use of a VIE structure does not exempt a transaction from review pursuant to Circular 6. The list of industries which may be deemed to implicate national security interests is broad and may be increased by the PRC authorities.  The grant of such broad authority and the absence of relevant guidelines and precedent creates the risk that the PRC authorities for reasons not known to us, could determine that the VIE Agreements need to be canceled or amended.

Pursuant to the VIE Agreements whereby China Tongda controls the management and operations of China Jinxin, as compensation for its services China Tongda is entitled to receive in respect of each month an amount equal to the pre-tax profits of China Jinxin. Through the VIE Agreements, we are irrevocably given the right to control the operations of China Jinxin and to exercise the rights of its shareholders and Board of Directors  The rights we were granted include the right to make all decisions implicating the operational management, financial management, capital management, asset management, human resource management and daily operations of China Jinxin. Pursuant to the VIE Agreements, we also assume all the operational risks associated with China Jinxin and are responsible for any loss incurred by China Jinxin. See “Acquisition of Real Fortune BVI” for a more detailed description of the VIE Agreements.

China Jinxin was established in December 2006 in Zhuolu County, Hebei Province, Northern China. China Jinxin has registered capital of RMB36 million (approximately $5.5 million). At the time it was formed, China Jinxin had registered capital of RMB 6 million (approximately $909,000). China Jinxin currently has 15 shareholders.

China Jinxin is engaged in iron ore processing and the production of iron ore concentrate. China Jinxin has an iron ore concentrate production line with an annual capacity of approximately 300,000 tons and associated plant and office buildings (hereinafter collectively referred to as the "production facilities"). The production facilities are located in Zhuolu County, Zhangjiakou City, Hebei Province, China. Construction of the production facilities commenced in May 2007 and was completed in February 2010.  Currently, all of the output of China Jinxin’s production facility is sold to one steel mill pursuant to a long term contract. Temporary manufacturing licenses for the production facilities were obtained from Zhangjiakou City on March 22, 2009, March 23, 2010, January 1, 2011 and December 30, 2011, respectively.  The current license expires at the end of 2012.

The following table sets forth our sales volumes, average selling prices and revenue derived from sales of iron ore concentrate for the periods indicated:

	2010	2011
Sales volume (ton)	110,569	65,849
Average selling price per ton	$115	$154
Revenue	$12,761,246	$10,148,609

Our Corporate History and Background

Target Acquisitions I, Inc. was incorporated in the State of Delaware on June 27, 2008. Since inception, it had been engaged in organizational efforts and seeking to obtain initial financing and finding an appropriate acquisition candidate. It was formed as a vehicle to pursue a business combination and prior to the acquisition of Real Fortune BVI conducted no operations.

We plan to amend our Certificate of Incorporation to change our name to reflect the current business of our company.

Acquisition of Real Fortune BVI

On October 1, 2011, we completed the acquisition of China Real Fortune Mining Limited, or Real Fortune BVI, through a share exchange with the shareholders of Real Fortune BVI, or the Shareholders, whereby Target Acquisitions I acquired 100% of the issued and outstanding capital stock of Real Fortune BVI in exchange for 8 million shares of our common stock which effectively constituted 100% of the issued and outstanding capital stock of Target Acquisitions I immediately after the consummation of the share exchange. As a result of the share exchange, Real Fortune BVI became our wholly-owned subsidiary and the former shareholders of Real Fortune BVI became our controlling stockholders.  For accounting purposes, the share exchange transaction with Real Fortune BVI and the Shareholders was treated as a recapitalization of Real Fortune BVI. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the Acquisition, we are referring to the business and financial information of Real Fortune BVI and its consolidated subsidiaries.

 As a result of our acquisition of Real Fortune BVI, we now own all of the issued and outstanding capital stock of Real Fortune BVI, which in turn owns all of the issued and outstanding capital stock of Real Fortune HK, which in turn owns all of the issued and outstanding capital stock of China Tongda. In addition, we effectively and substantially control China Jinxin through the VIE Agreements among China Tongda, China Jinxin and the shareholders of China Jinxin.

Real Fortune BVI was established in the BVI in September 2010 to serve as an intermediate holding company.  Real Fortune HK was established in HK in April 2010. China Tongda was established in the PRC in August 2010 as an entity wholly-owned by Real Fortune HK, and in August 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of China Tongda by Real Fortune HK.  China Jinxin, our operating affiliate, was established in the PRC in December 2006.

Prior to the consummation of the Share Exchange Agreement among Target Acquisitions I, Real Fortune BVI and the Shareholders, China Tongda and China Jinxin and its shareholders entered into a series of agreements known as variable interest entity agreements, or  the VIE Agreements, pursuant to which China Jinxin became contractually controlled by China Tongda.  The use of VIE agreements is a common structure used to acquire control of PRC corporations.  The material terms of the VIE Agreements are summarized below, which summaries are qualified in their entirety by reference to the full text of the VIE Agreements, which are filed as exhibits to this report.

(1)
Management Entrustment Agreement: Pursuant to this Agreement China Tongda has the right and obligation to manage all aspects of the operations of China Jinxin and the Board of Directors and shareholders of China Jinxin may not take any actions without the consent of China Tongda. The scope of the authority granted to China Tongda includes, but is not limited to, the right to make all major decisions, the right to manage the assets, capital and finances of China Jinxin, authority for all decisions related to human resources, daily operation management and technical support. To facilitate its exercise of such rights, China Tongda has been granted powers of attorney by the shareholders of China Jinxin granting China Tongda the right to participate in all shareholders’ meetings of China Jinxin and to make all significant decisions at such meetings, including the designation  of candidates for election to the Board of China Jinxin. In consideration of its services, China Tongda shall be paid quarterly an amount equal to the pre-tax profits of China Jinxin and shall be required to pay to China Jiinxin the amount of any loss incurred by China Jinxin within 30 days of a request for payment. Further, if China Jinxin is unable to pay its debts, China Tongda will be responsible.  Similarly, if losses sustained by China Jinxin result in a capital deficiency, China Tongda shall be obligated to make up the deficiency.  To facilitate China Tongda’s management of China Jinxin, China Tongda shall have access to and the right to maintain all books and records and other relevant documentation of China Jinxin.  Further, during the term of the Management Entrustment Agreement, without the consent of China Tongda, China Jinxin will not issue, purchase or redeem any of its equity securities or debt or create any liens upon its property or assets, other than for expenses incurred in the ordinary course of business and permitted exceptions; or declare or pay any dividends. The term of the Management Entrustment Agreement is for an initial period of thirty years, or until May 9, 2041, and will be extended automatically for successive ten year periods thereafter, except that the agreement will terminate (i) at the expiration of the initial thirty-year term, or any ten-year  renewal term, if China Tongda notifies China Jinxin not less than 30 days prior to the applicable expiration date that it does not want to extend the term, (ii) upon prior written notice from China Tongda, or (iii) upon the date China Tongda acquires all of the assets or at least 51% of the equity interests of China Jinxin.

(2)
Exclusive Purchase Option Agreement: Pursuant to this Agreement China Jinxin and each of China Jinxin’s shareholders granted to China Tongda an exclusive option to purchase all of the assets or outstanding shares of China Jinxin at such time as the purchase of such assets or shares is permissible under the laws of the PRC.  The options are for an initial period of thirty years and will renew automatically for successive periods of ten years each unless voluntarily terminated by China Tongda. At such time during the term as China Tongda determines to exercise its option to purchase either the assets or equity of China Jinxin it shall send a notice to China Jinxin or its shareholders, as the case may be.  Upon receipt of such notice,  China Jinxin or its shareholders shall take such steps and execute such documents as are necessary to transfer the assets or shares. Unless an appraisal is required by the laws of China, the purchase price of the assets or outstanding equity shall be equal to the lower of (i) the actual registered capital of China Jinxin and (ii) RMB 500,000 (approximately $78,000); provided that if the laws of the PRC do not permit the purchase at that price, the purchase price shall be the lowest price allowed under the laws of the PRC.  All taxes relating to such purchase shall be borne by China Tongda.

(3)
Power of Attorney: Each shareholder of China Jinxin entered into a Power of Attorney irrevocably authorizing China Tongda to exercise all of its rights as a shareholder of China Jinxin. The rights granted include,  without limitation, the right to: (i) attend the shareholders’ meetings of China Jinxin  and execute actions by written consent; (ii) exercise all of  holder’s rights as a shareholder under the laws of the PRC and the Articles of Association of China Jinxin, including but not limited to the right to  transfer or pledge or dispose of the grantor’s shares in China Jinxin; (iii) designate and appoint  the legal representatives, Chairman of the board of directors, directors, supervisors, the chief executive officer, the chief financial officer and other senior management members of China Jinxin; (iv) execute the relevant share and/or asset purchase agreements contemplated in the Exclusive Purchase Option Agreement, and to effect the terms of the Equity Pledge Agreement and Exclusive Purchase Option Agreement; and (v) to transfer allocate, or utilize in some other ways the cash dividends and non-cash income of China Jinxin.  The power of attorney shall be in effect as long as the shareholder owns shares of China Jinxin.

(4)
Equity Pledge Agreement: Pursuant to an Equity Pledge Agreement each of the shareholders  of China Jinxin has pledged all of such shareholder’s shares  in China Jinxin as security for the performance by China Jinxin and each of its shareholders of their obligations under the  VIE Agreements. In addition to pledging his shares in the Equity Pledge Agreement, each shareholder has agreed not to impose any encumbrances or restrictions on his shares, not to sell, lease or transfer any of his shares and to provide notice to China Tongda should he receive any notice, order, ruling, verdict or other instrument in relation to the pledged shares or which may affect his ownership of the pledged shares.

The execution of the VIE Agreements was part of a plan whereby the shareholders of China Jinxin intend to raise capital by causing China Jinxin to be controlled by a publicly listed entity in the United States and none of the shareholders of China Jiinxin received any consideration for entering into the VIE Agreements.  Since the execution of the VIE Agreements, certain shareholders, however, have determined to transfer some or all of their shares to third parties. For example, Ms. JiaZhen Liu consummated various private transactions wherein a large portion of her shareholdings were sold to a number of the current shareholders of Target Acquisitions I.

The chart below presents our corporate structure:

Because of the common control between Real Fortune HK, China Tongda and China Jinxin, for accounting purposes, the acquisition of these entities has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities.  The restructuring has been accounted for using the “as if” pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

Our Production Facilities

China Jinxin has an iron ore concentrate production line with an annual capacity of 300,000 tons and associated plant and office buildings (hereinafter collectively referred to as "production facilities"), located in Zhangjiakou, Hebei Province (coordinates of N 40°16’-40°17’, E 115°16’~117°17’). The production facilities include among other items, a crushing line, a magnetic separation facility, a tailing disposal line and electric transformers.  China Jinxin started building its facilities in May 2007 and started production in March 2010.  During the six months of 2010 during which our plant was in operation and the seven months of 2011 during which we processed iron ore, we processed 397,860 tons and 326,393 tons, respectively, of crude iron ore from which we recovered 110,569 tons and 70,440 tons, respectively, of iron ore concentrate.

China Jinxin’s production facilities were constructed on the surface of a portion of the Zhuolu Mine. The Zhuolu Mine is currently state-owned.  The local Zhuolu county government is in the process of registering the Zhuolu Mine with the State Department of Land and Resources of Hebei Province and once such process is completed, the rights to explore the mine will be granted by the Province to the Zhuolu County government and the it will be in a position to grant mining rights to a mining and exploration company through public bidding.

The production facilities were granted a Record-keeping Certificate of Fixed Assets Investment by the development and reform commission of the county-level government in July 2007. The evaluation report of the environmental effects of the project was approved by the city-level environmental protection authorities in July 2007. In connection with the development of these facilities China Jinxin acquired the necessary water permit which was originally valid through December 2011 and which has been extended until April 13, 2016.

China Jinxin successively obtained temporary manufacturing licenses for metallurgical mineral production from Zhangjiakou City on March 22, 2009, March 23, 2010, January 1, 2011, and December 30, 2011, respectively.  The current license expires at the end of 2012.  The licenses permit China Jinxin to produce only metallic iron and no other metals. The right to grant manufacturing licenses is held by Zhangjiakou City and once the Company receives the mining rights on Zhuolu Mine, it intends to apply for a permanent manufacturing license which, if granted, will have a term of three years.

Crushing Line:

The crushing line can process up to 8,000 tons of crude iron ore per day. It has forty-five crushing machines, six ball mills, three belt conveyors.

Magnetic separation line:

China Jinxin has 24 magnetic separation machines and 16 mechanical flotation machines. The magnetic separators can process up to 8,000 tons of crude iron ore per day. Ore is generally run through the magnetic separators three times before it moves to the next stage of processing.

Tailing disposal line:

The tailing disposal line can process up to five thousand cubic meters of water per day.  In addition, there is an impounding reservoir on the mine which has a capacity of fifty million cubic meter of water for use in processing iron ore.

Our Products

To date we have produced iron ore concentrate from iron ore extracted from the state-owned Zhuolu Mine. The concentrate we produced has had a number of commercially attractive characteristics, including high iron content and relatively low levels of impurities, such as sulphur, phosphorus, silicon and titanium, the presence of which is generally undesirable for steel production. As a result, we have been able to efficiently produce high quality iron ore concentrate through simple, low-cost magnetic processing methods. Our iron concentrate have been graded at 66%, more than sufficient for the production of crude steel which generally requires concentrated iron graded at 63.5%~66%.

We are currently mining, and processing iron ore from the Zhuolu Mine. In connection with the construction of our Facilities we were granted the right to process ore displaced during the course of construction.  However, the ore from the Zhuolu Mine we are currently mining and processing exceeds what we were permitted to mine, and we have not been granted mining rights by the Department of Land and Resources of Hebei.  Pursuant to the Mineral Resources Law of PRC, promulgated on March 19, 1986, effective on October 1, 1986 and amended on August 29, 1996, and the related implementation rules promulgated on March 26, 1994 (collectively, the “Mineral Resources Law”), any entity which mines without a mining permit shall be ordered to cease mining and compensate for the losses caused; any mineral products and unlawful proceeds it realized shall be confiscated; and it also should receive fines of up to 50% of its unlawful proceeds. If we were sanctioned in accordance with these rules, all of the net income from our mining activities could be confiscated, and we could be subject to fines of up to 50% of the total net income. In such event, our results of operation and financial condition would be materially and adversely affected.

The authorities in Hebei are aware of the fact that we have continued to mine iron ore in excess of what we were permitted to mine when constructing our facilities and have taken no action to halt our activities.  Nevertheless, if we do not obtain mining rights to the Zhuolu Mine in the future, we may have to cease mining operations at the Zhuolu Mine, in which event we will seek to acquire iron ore from third parties.  The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

The following table sets forth information regarding our production and sales volume of iron ore concentrate for the periods indicated:

	2010	2011
Production volume(t)	110,569	70,440
Sales volume(t)	110,569	65,849

Customers

To date, one customer, Handan Steel Group Company (“HSG”), a subsidiary of Hebei Steel and Iron Company, a state owned enterprise, has accounted for nearly 100% of our sales.  China Jinxin has entered into a long-term (ten years) contract with HSG expiring in January 2019 whereby China Jinxin agreed to sell and HSG agreed to purchase all of the output from our production facility. The price we receive for our output is determined by HSG in light of market prices and the quality of our product and is to result in a proper profit margin to us.  If China Jinxin is not satisfied with the price set by HSG it can attempt to renegotiate the price.  To date, the prices paid have been satisfactory and sufficient to result in a profit for China Jinxin.  There is no assurance as to what recourse China Jinxin would have if the prices set by HSG were unacceptable.

Hebei iron ore concentrate prices

Since Hebei Province is the largest iron ore concentrate producing and consuming province in China, the prices for iron ore concentrate in Hebei Province are usually viewed as key references of the domestic spot market, and have usually been higher than those of Liaoning’s and Sichuan’s spot market prices given comparable iron content.

Prices for iron concentrate in Hebei Province fluctuated between RMB600 to RMB800/tonne (approximately $92 to $123 per tonne) during 2004-2006. Since the second quarter of 2007, prices for iron concentrate began to increase and peaked at approximately RMB1,580/tonne (approximately $243 per tonne)in July 2008, driven by robust steel demand from the infrastructure and real estate industries, among others.

However, when the global financial crisis emerged, shrinking demand caused a sharp drop in prices in the third quarter of 2008 and reduced prices for iron concentrate back to the levels between 2004 and 2006. Since the second quarter of 2009, China’s domestic iron ore concentrate prices have been improving and showed a upward trend through the first quarter of 2011, and retreated slightly in the second quarter of 2011.

Product Delivery

Our product is delivered to HSG by truck.  Currently, pursuant to our agreement HSG absorbs the cost of shipping.  We believe the roads surrounding our facility are adequate for purposes of delivering our products which generally will be sold to users which anticipate receiving delivery by trucks and that the proximity of our facilities to HSG provides us with a competitive advantage with respect to sales to HSG.

Employees

We currently have 124 full-time employees, the majority of which work at our production facilities. We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law, the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities for our operations in the PRC.  According to the PRC Labor Contract Law, we are required to enter into labor contracts with our employees and to pay them no less than the local minimum wage.

Our senior management is comprised of a group of highly experienced professionals in the iron ore mining and processing field with an average industry experience exceeding 10 years. We have filled mid-level management positions and other key functions in our Company with specialists to support our senior management. We require our employees to have appropriate education, training and/or work experience in their respective fields. We believe that our management team possesses in-depth knowledge critical to our Company’s success in the iron ore industry and is capable of identifying and seizing market opportunities, formulating sound business strategies, assessing and managing risks, implementing management and production schemes, and increasing our overall profit to maximize our shareholder value.

Department	Employee #
Administrative	18
Finance	4
Quality Control	2
Production	34
Exploration	34
Maintenance	32
Total	124

Competition

The Chinese iron ore industry is highly fragmented and is dominated by small sized producers. According to the CISA, the iron ore output from small and medium-scale mines in 2010 was 881 Mt, which accounted for approximately 82% of total iron ore output in China. The remaining 18% of China’s iron ore output was produced by large-scale mines, most of which belong to state-owned steel companies. According to the CISA, iron ore mines are classified by their annual production capacity of iron ore. Large-scale mines have a production capacity greater than 2,000 ktpa. Medium-scale mines have a production capacity between 600 ktpa to 2,000 ktpa. Small-scale mines have a production capacity of less than 600 ktpa.

 (1) Major producers refer to those members of the CISA with the largest volume of iron concentrate output. All the major iron concentrate producers listed are state-owned.

In our primary market Hebei, we face competition from local iron ore producers. According to Metallurgical Mines’ Association of China (“MMAC”) and Hatch, Hebei Province has the largest number of iron ore mines in China. There were approximately 2,700 small-scale iron ore mines in Hebei Province as of December 31, 2009. The iron ore output of Hebei Province was approximately 446 Mt in 2010. According to the Hebei Metallurgical Mining Industry Association, large-scale iron ore mines in Hebei Province are generally owned by state-owned enterprises. Key iron ore producers in Hebei Province include Hebei Steel Group, Shougang Group and Hanxing Mining. Hebei Steel Group, Shougang Group and Hanxing Mining produced 26.4 Mt, 10.8 Mt and 7.0 Mt, respectively, of iron ore in 2010. Together, these state-owned iron ore producers collectively accounted for approximately 9.9% of Hebei’s total iron ore output in 2010. The table below provides information on the top ten iron ore mines in Hebei Province, based on estimated resources:

Top 10 Iron Ore Mines in Hebei Province as of December 31, 2009
	Ownership	Resources ¹ (thousand tones)
1.	State-owned	1,069,481
2.	State-owned	931,148
3.	State-owned	887,390
4.	State-owned	421,327
5.	State-owned	380,689
6.	Privately – owned	311,760
7.	State-owned	255,631
8.	State-owned	221,982
9.	Privately - owned	162,300
10.	State-owned	119,703

1. Resources represent a concentration of naturally occurring solid, liquid, or gaseous material in or on the Earth’s crust in such form and amount that economic extraction of a commodity from the concentration is currently or potentially feasible.

We are in the early stages of our business development and will compete with other iron ore concentrate producers mainly on the basis of price and quality of our output.  If we are successful in obtaining rights to or otherwise acquiring iron ore from the mines in the vicinity of our property we believe we will be in a good position to compete with other concentrate producers because of (i) the high grade and quality of the iron ore in the mines surrounding our property which, if we obtain the output from these mines, will allow us to efficiently produce high grade concentrate and (ii) our close proximity to major potential customers and the associated low transportation costs.  There can be no assurance that we will be successful in obtaining the mining rights we seek and will likely have to compete with other better capitalized companies to obtain such rights.

Because of the economies of transportation, most large iron producers supply their products to steel companies located relatively near their facilities. Given that iron ore concentrates tend to be sold on the basis of market prices and that demand for iron concentrates in China currently exceeds the capacity of the larger producers, smaller producers such as us, generally supply their iron ore to the same steel companies and their ability to operate profitably is determined by their ability to produce at a cost which allows them to operate profitably.  Consequently, we believe that if we have sufficient capital and can obtain access to iron ore from the mines surrounding our facility, we can compete effectively.

Mining Rights

Iron ore mining enterprises in China must obtain a mining permit and a production safety permit for each mine prior to conducting mining operations.  To date, China Jinxin has not obtained any mining permits or mining rights. However, we obtained a temporary manufacturing license for metallurgical mineral production, which enables us to process iron ore.  Initially, we extract iron ore from displaced during the construction of our production facilities.  Currently, we are also mining and processing ore from the Zhuolu Mine without any permit to do so.  Furthermore, we have been extracting ore in excess of that displaced during the construction of our facilities since August 2010.  Pursuant to the Mineral Resources Law, any entity which mines without a mining permit shall be ordered to cease mining and compensate for the losses caused; any mineral products and unlawful proceeds it realized shall be confiscated; and it also should receive fines of up to 50% of its unlawful proceeds. If we were sanctioned in accordance with these rules, all of the net income from our mining activities will be confiscated, and we will be subject to fines of up to 50% of the total net income. In such event, our results of operation and financial condition would be materially and adversely affected. So far, we have not received any penalty notice from any relevant authorities.

If we do not obtain mining rights to the Zhuolu Mine in the foreseeable future, we will have to cease mining operations at the  Zhuolu Mine and we will seek to acquire iron ore from third parties.  The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

The Zhuolu county government engaged the Hebei Province Institute of Geological Survey (“the Institute”), an independent state-owned authorized geological survey entity, to carry out a geological survey on the Zhuolu Mine. The Institute obtained survey approval from the State Department of Land and Resources of Hebei Province and conducted the survey. In May 2011, the Institute issued its Geological Evaluation Report (“the Report”) and submitted the Report to Department of Land and Resources of Hebei.  The Zhuolu county government has applied to the State Department of Land and Resources of Hebei for a grant of mining permit for the Zhuolu Mine (“Mining Rights”) and expects to receive the rights within one year. Once the Mining Rights are granted by the Province, the Zhuolu county government will assign the Mining Rights to outside mining and exploration companies through public bidding.

In its effort to accelerate the process whereby China Jinxin might obtain a mining permit, China Jinxin entered an agreement dated April 11, 2011, with the Zhuolu county government regarding the geological survey of the Zhuolu Mine. Pursuant to this agreement, China Jinxin prepaid all the fees related to the geological survey for the Zhuolu county government, RMB1.98 million (approximately $300,000).   The Zhuolu county government agreed that if China Jinxin obtains the Mining Rights through future public bidding, the amount paid for the survey by China Jinxin will be credited against the total price of the Mining Rights and if China Jinxin does not obtain the Mining Rights, the Zhuolu county government will reimburse the geological survey fees to China Jinxin.  The county government also agreed that if China Jinxin were not to obtain the mining rights it would cause the winning bidder to give China Jinxin priority to purchase the crude iron ores extracted from the Zhuolu Mine.

Suppliers

Our major suppliers include suppliers of machinery and equipment, spare parts, diesel fuel, electricity and water. Our operations use electricity supplied by the local power grid. We use water sourced from nearby rivers at our processing plants. We also recycle and reuse water from our tailings ponds.

We obtain gas and diesel fuel from local gas stations and incurred costs of RMB 3,808,374 (approximately $585,900) and RMB 3,322,180 (approximately $519,000) for 2010 and 2011, respectively.  We also purchase spare parts from a local supplier, Nanguo Tengfei Ore Machinery Co., Ltd., and our costs for spare parts were RMB 3,203,000 (approximately $492,700) and RMB 3,665,562 (approximately $572,000) for 2010 and 2011, respectively. We believe there are a number of suppliers of each of the items we need available to us and do not anticipate any material shortages.

The amount of energy produced in parts of China is not yet sufficient to satisfy the needs of all businesses seeking to obtain power. Consequently, there are occasional power outages and brownouts.  We ceased production from September 2010 to March 2011 due to the implementation by the local government of an “Energy Saving and Emission Reduction Plan.”  In order to reduce power consumption for a certain period the local government adopted this plan whereby nearly all construction and processing plants in Zhuolu County were required to halt production for a specified period.  In an effort to insulate ourselves from this problem, we have installed power equipment that should enable us to maintain full production should we once again be cut off from electricity generated by the local power company.  Nevertheless, management believes that the Energy Saving and Emission Reduction Plan enacted by the local government which forced all iron ore producers in the area of our plant to shut down was a one-time event and disruptions to our access to energy will not have material impact on our production in the future.

Research and Development

 We had no research and development expenses in 2011 and 2010. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

Our Growth Strategy

Chinese demand for iron or steel products has increased at a rate of nearly 10% annually in recent years.  We believe demand for high quality iron ore concentrate will continue to grow domestically and globally, thus affording us an opportunity to grow and expand our business operations. We intend to seek to grow our business through the acquisition of mines and other production facilities, in particular, by acquiring the right to mine in the areas surrounding our current production facilities.

We anticipate that some of our acquisitions will be of existing mines and some will be of undeveloped properties.  In all cases, they will be properties with established reserves.  Our five-year goal is to control 50 million tons of reserves and to produce iron ore concentrate up to 1.1 million tons per year.  Our primary criteria for selecting target mines are as follows:

1.	the resources, reserves and mining operations of the target mines;
2.	the grade, mining costs and sustainability of the target resources and reserves;
3.	exploration potential;
4.	the financial costs and benefits of the acquisition;
5.	valid land use rights and property ownership and no material legal risks; and
6.	the contributions of the acquisition towards the overall sustainability of our business.

We will finance our acquisitions, as well as the improvements necessary to existing mines and the development of mines on undeveloped properties, by using internally generated cash, as well as cash raised by issuing equity securities and debt financing.

We anticipate that all of our acquisitions will be in China.  We also expect that our customer base will increase as we gain access to additional steel manufacturers.

Government Regulation

Regulations Relating to Exploitation and Mineral Rights

The PRC government maintains a Catalogue for the Guidance of Foreign Investment Industries (“Catalogue”), which was promulgated and is amended from time to time by the Ministry of Commerce (“MOFCOM”) and the National Development and Reform Commission (“NDRC”). The Catalogue divides industries into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalogue are generally open to foreign investment unless specifically restricted by other PRC regulations. According to the Catalogue as revised on October 31, 2007, iron ore exploration, mining and mineral processing projects belong to the category of Encouraged Foreign Investment Industries.  Despite the fact that iron ore exploration, mining and mineral processing projects belong to Category of Encouraged Foreign Investment Industries, the shareholders of China Jinxin elected to utilize the VIE structure in their efforts to raise capital because this structure has been accepted by investors in the United States and the shareholders believed that because it did not involve an acquisition of a domestic Chinese company it reduced the filings required to be made with and the permissions to be obtained from Chinese regulatory authorities relating to what could be deemed to be the transfer of their ownership interests outside of China.

Mining activities in the PRC are subject to the People’s Republic of China Mineral Resources Law (“Mineral Resources Law”), promulgated by the PRC Government on March 19, 1986 and amended on August 29, 1996. The Mineral Resources Law regulates matters relating to the planning or engaging in the exploration, exploitation and mining of mineral resources. According to the Mineral Resources Law all mineral resources, including iron ore, are owned by the State. Except under limited circumstances, any enterprise planning to engage in the exploration, exploitation and mining of mineral resources must first apply for and obtain exploration rights and mining rights before commencing the relevant activities. The Mineral Resources Law prohibits the transfer of exploration and exploitation rights in general unless the transfer falls within certain specified circumstances.  Pursuant to the Mineral Resources Law, any entity which mines without a mining permit shall be ordered to cease mining and compensate for the losses caused; any mineral products and unlawful proceeds it realized shall be confiscated; and it also should receive fines of up to 50% of it unlawful proceeds.  Although we have extracted iron ore from the Zhuolu Mine, we do not have the right to do so.  If we were sanctioned in accordance with the rules promulgated under the Mineral Resources Law, we could be required to cease operations at the mining site, all of the net income from our mining activities could be confiscated, and we could be subject to fines of up to 50% of the total net income.  In such event, our results of operation and financial condition would be materially and adversely affected. So far, we have not received any penalty notice from any relevant authorities.  If we do not obtain mining rights to the Zhuolu Mine in the future, we will have to cease mining operations at the Zhuolu Mine and we will seek to acquire iron ore from third parties.  The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

Exploration, exploitation and mining operations must comply with the relevant provisions of the Mineral Resources Law and other relevant regulations, and are under the supervision of the Ministry of Land and Resources. Exploration and exploitation of mineral resources also are subject to examination and approval by the Ministry of Land and Resources and relevant local authorities. Upon approval, a mining permit is issued by the relevant administrative authorities, which are responsible for supervision and inspection of mining exploitation in their jurisdictions. The holders of mining rights are required to file annual reports with the relevant administrative authorities.

Mineral products illegally extracted and incomes derived from such activities may be confiscated and may result in fines, revocation of the mining permit and, in serious circumstances, criminal liability.

Regulations Relating to Metallurgical Mineral Production License

The Hebei Provincial Government has implemented a production license system for metallurgical mineral products. On November 1, 2006, the Hebei Provincial Government promulgated Regulations on Supervision and Administration of Production and Operation of Metallurgical Mineral Products, and on January 28, 2011, issued its implementation regulations. According to these regulations, any company that engages in metallurgical mineral production must acquire a metallurgical mineral production license with a valid period of three years from the Hebei Provincial Government. If the business license, mining right or non-coal mine safety production license of the company is revoked or withdrawn, the metallurgical mineral production license will lapse.

China Jinxin has obtained on an annual basis temporary metallurgical mineral production licenses issued by Zhangjiakou Metallurgical and Mineral Industrial Administration Agency.  The current temporary license expires on December 29, 2012. China Jinxin intends to apply to the Hebei Provincial Government for a formal metallurgical mineral production license after obtaining its mining rights. There can be no assurance China Jinxin will be able to obtain a formal metallurgical production license.  The failure to obtain the licenses necessary to continue to operate would have a material adverse effect on our operations and financial results.

Regulation Relating to Investment Projects

According to the Decision of the State Council on Reforming the Investment System promulgated on July 6, 2004, with the exception of iron ore projects with proved industrial reserves equal or above 50 million tons and iron making, steel making and steel rolling projects increasing production capacity, which shall be verified and approved by the investment administration authority of the State Council; all other iron ore development projects must be verified and approved by the investment administration authorities of provincial governments. China Jinxin’s iron ore concentration projects with annual production capacity of 300,000 tons was verified and approved by the Hebei Development and Reform Commission on January 22, 2007.

Regulations on Environmental Protection

The major environmental regulations applicable to us include the Environmental Protection Law of the People’s Republic of China, the Water Pollution Prevention Law of the People’s Republic of China, the Atmospheric Pollution Prevention Law of the People’s Republic of China, the Environmental Impact Assessment Law of the People’s Republic of China and the Law of the People's Republic of China on the Prevention and Control of Environmental Pollution by Solid Waste and the Regulations Governing Environmental Protection in Construction Projects. Also, general environmental regulations relating to noise and the treatment of industrial waste are applicable to our operations.

All phases of our operations are subject to environmental regulations and discharge standards promulgated by governmental agencies in China. Before we may begin project development and production, we must comply with environmental regulations and standards. Environmental regulations set forth limits and prohibitions on spills, releases or emissions of various substances produced in association with certain processing and manufacturing operations. A breach of any regulations may result in imposition of fines and penalties and even curtailment or suspension of our operations. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

China Jinxin entrusted the Environmental Protection and Research Institute of Zhangjiakou city to conduct the environmental impact assessment of its iron ore mining and selecting project, and the Environmental Impact Report was issued in May 2007. Based on this report, Zhangjiakou Environmental Protection Department approved the construction of the project on July 26, 2007.

 Regulations on Water Drawing

Pursuant to the Regulation on the Administration of the License for Water Drawing and the Levy of Water Resource Fees promulgated on February 21, 2006, effective on April 15, 2006, any entity or individual that draws water resources shall, except for the circumstances prescribed in the Regulation, apply for a license certificate for water drawing, and pay water resource fees. The valid term of a license certificate for water drawing is generally five years, and may not exceed ten years. If, at expiry of the valid term, the license certificate needs to be renewed, the water drawing entity or individual shall file an application with the organization which granted the certificate within 45 days prior to the expiry of the term. The organization shall, prior to the expiry of the term, decide whether or not to approve the renewal.

China Jinxin received a License for Water Drawing from the local water bureau with yearly water drawing of 20 thousand cubic meters of water per annum on December 7, 2006.  In April 2011, China Jinxin renewed the License and the current water license expires on April 13, 2016, with yearly water drawing of 15 thousand cubic meters of water.

Regulations on Annual Inspection

In accordance with relevant PRC laws, all types of enterprises incorporated under PRC laws are required to conduct annual inspections with the State Administration for Industry and Commerce of the PRC or its local branches. In addition, foreign-invested enterprises are subject to annual inspections conducted by other applicable PRC governmental authorities. In order to reduce enterprises’ burden of submitting inspection documentation to different governmental authorities, the Measures on Implementing Joint Annual Inspection on Foreign-invested Enterprises issued in 1998 by SAFE, together with six other ministries, stipulated that foreign-invested enterprises must participate in an annual inspection jointly conducted by all relevant PRC governmental authorities.

Regulation Relating to Mining Safety

Pursuant to the Work Safety Law of the PRC promulgated on June 29, 2002 and effective on November 1, 2002 and the Law of the PRC on Safety in Mines and its related implementation rules promulgated on November 7, 1992 and October 30, 1996 and effective on May 1, 1993 and October 30, 1996, respectively, (a) safety facilities in mine construction projects must be designed, constructed and put into operation at the same time as the commencement of the principal parts of the projects; (b) the design of a mine shall comply with the safety rules and technological standards of the mining industry and shall be approved by the relevant authorities; and (c) such mines may start production or operations only after they have passed the safety check and approval process as required by the relevant PRC laws and administrative regulations.

The Regulation on Work Safety Licenses was promulgated and became effective on January 13, 2004. Pursuant to the regulation, (a) the work safety licensing system is applicable to any enterprise engaging in mining and such enterprise may not produce any products without obtaining a work safety license; (b) prior to producing any products, the mining enterprise shall apply for a work safety license, which is valid for three years; and (c) if a work safety license is required to be extended, the enterprise must apply for an extension with the administrative authority who issued the original license within three months prior to the expiration of the original license.

In addition, the Implementation Measures for non-coal mining enterprises work safety licenses was promulgated and became effective on June 8, 2009. Under this legislation, non-coal mining enterprises, i.e., metal and non-metal mine enterprises, and also its tailings ponds, geological exploration units, mining engineering corporations, oil and natural gas enterprises need to obtain a safety production permit before any productive activities, every independent productive system of the metal and nonmetal mine enterprises need to obtain a separate safety production permit. The licenses last for three years, and can be extended if the non-coal mining enterprises apply to the administrative authority three months before its expiration date.

Pursuant to the Provisional Regulations on the Installation, Use, Monitoring and Inspection of the ‘‘Six Major Systems’’ for Safety and Refuge in Underground Metal and Non-metal Mines promulgated on October 9, 2010 by the State Administration of Work Safety, underground metal and non-metal mines should install the ‘‘six major systems’’ for safety and refuge, namely monitoring and control systems, underground workers positioning system, emergency refuge system, pressurizing self-rescue system, water supply rescue system and communications system according to the time limit set down by the regulations, and should also have in place specially designated staff for the management and maintenance of these systems. The safety production permits shall be withheld by safety production regulation authorities above county level for enterprises operating on underground mines which have failed to comply with the requirements to complete the construction of such ‘‘six major systems’’ for safety and refuge within the time limit, which shall be ordered to make rectifications within a time limit, failing which the local government is entitled to shut down the operations of such enterprises.

Pursuant to the Provisional Regulations on Requirements for Management Members of Metal and Non-metal Mining Enterprises to Accompany Workers in Descending and Ascending Underground Mines and the Monitoring and Inspection of Compliance Therewith implemented with effect from November 15, 2010, mining enterprises must ensure that there is at least one responsible person (person-in-charge, member of the management or deputy chief engineer) for each group to carry out on-site underground mining operations and that he shall accompany workers in descending and ascending the underground mines. Where mining enterprises have failed to establish a complete and sound or any system for management members to lead workers in underground mining operations in accordance with the regulations, such enterprises shall be given warnings and shall be fined RMB 30,000; the persons-in-charge shall also be warned and fined RMB 10,000; where the contravention is serious, the safety production permit shall be withheld and the operation shall be suspended for rectifications in accordance with the law. Where management members of mining enterprises have failed to lead workers in underground mining operations, such enterprises shall be given warnings and be fined RMB 30,000; where the contravention is serious, the operation shall be suspended for rectifications in accordance with the law, and management members who have breached the regulations shall be deemed to have left their post without permission and shall be fined RMB 10,000.

Pursuant to the Law Of The People's Republic Of China On Safety In Mines adopted on November 7, 1992, and Implementing Rules on the Law Of The People's Republic Of China On Safety In Mines of Hebei Province effective in September 1995, as amended in December 1997, the designs of safety facilities in mine construction projects must be examined by the administration department of mining enterprises together with the participation of the competent department of labor administration; and upon completion, the safety facilities in mine construction projects shall be subject to inspection for acceptance by the authorities in charge of mining enterprises, with participation of the competent department of labor administration; those failing to comply with the safety rules and technological standards for mining industry may not pass inspection for acceptance, and may not be put into operation; managers of mines must prove, through examination, to have special knowledge of safety and the capability of leading safe production and disposing of accidents in mines; personnel in charge of safety work in mining enterprises must possess necessary specialized knowledge of safety and experience in safety work in mines; special operators in charge of safe production in mining enterprises must receive special training; they may take up a post of such duty only after they have obtained a certificate of operation qualification after passing due examination and verification. The law also provides for the conditions for safe production, the requirements to implement safety rules and industry technical specifications, and to prepare and implement operational procedures.

In March 2009 China Jinxin received its first temporary production license pursuant to which it began production in March 2010.  Because China Jinxin has not been granted a mining license, as opposed to a production license, it is not required to obtain the production safety licenses described above.  If China Jinxin was to obtain mining rights, it would apply for the required production safety licenses. Currently, China Jinxin is recruiting mining managers with experience in obtaining the required safety certificates.

Pursuant to the Regulation on the Safety Administration of Explosives for Civilian Use adopted on April 26, 2006, the State applies a licensing system to the production, sale, purchase, transport and blasting operation of explosives for civilian use. As a mining company, China Jinxin needs to obtain the Purchase Permit of Explosives for Civil Use and Blasting Operation Permit to purchase and use explosives legally. China Jinxin is currently applying for the two permits.

Regulations on Work Safety

The Work Safety Law of PRC (the “Work Safety Law”) was promulgated as of June 29, 2002. It regulates the work safety of entities that engage in production and business operation activities within the territory of the PRC (hereinafter referred to as “production and business operation entities”). All production and business operation entities must observe the Work Safety Law and any other relevant laws or regulations concerning work safety, strengthen the administration of work safety, establish and perfect the system of responsibility for work safety, perfect the conditions for safe production, and ensure safety during production. The production and business operation entities must provide conditions for safe production as provided in the Work Safety Law and other relevant laws, administrative regulations, national standards and industrial standards. Any entity that does not maintain the conditions for safe production may not engage in production and business operation activities.

 The Department of the State Council in charge of the supervision and administration of work safety is required to implement comprehensive supervision and administration of work safety in the PRC. The relevant governmental authorities superior to the county level and in charge of the supervision and administration of work safety are required to implement comprehensive supervision and administration of work safety within their respective administrative jurisdictions according to the Work Safety Law.

In case of a violation of the Work Safety Law, the relevant authorities can order the decision-making department or key person-in-charge of any production and business operation entity to correct the violation, suspend production or business and can take other administrative measures. If a work safety accident has resulted and a crime has been committed, the key person-in-charge may assume criminal liabilities according to the relevant provisions of the Criminal Law.

Regulations on Foreign Currency Exchange

Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 2008 and various regulations issued by the State Administration of Industry and Commerce and the State Administration of Foreign Exchange (“SAFE”) and other relevant PRC governmental authorities, Renminbi are freely convertible only to the extent of current account items, such as trade related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require prior approval from SAFE or its local counterpart for conversion of Renminbi into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC.

Payments for transactions that take place within the PRC must be made in Renminbi. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local counterpart. Unless otherwise approved, domestic enterprises must convert all of their foreign currency receipts into Renminbi.

On August 29, 2008, SAFE promulgated a circular regulating the conversion by a foreign-invested company of its registered capital in foreign currency into Renminbi by restricting how the converted Renminbi may be used. This circular stipulates that the registered capital of a foreign-invested company settled in Renminbi converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within China. Violations of this circular can result in severe penalties, including monetary fines.

In addition, any foreign loans to an operating subsidiary in China that is a foreign invested enterprise, cannot, in the aggregate, exceed the difference between its respective approved total investment amount and its respective approved registered capital amount.

Regulation on Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, SAFE issued Circular 75, which regulates foreign exchange matters in relation to the use of a “special purpose vehicle” by PRC residents to seek offshore equity financing and conduct “return investment” in China. Under Circular 75, a “special purpose vehicle” refers to an offshore entity established or controlled, directly or indirectly, by PRC citizens or PRC entities (collectively, as PRC residents) for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by PRC residents through the use of “special purpose vehicles,” including without limitation, establishing foreign invested enterprises and using such foreign invested enterprises to purchase or control (by way of contractual arrangements) onshore assets. Circular 75 requires that, before establishing or controlling a “special purpose vehicle,” PRC residents are required to complete foreign exchange registration with the competent local counterparts of SAFE for their overseas investments. In addition, such PRC resident is required to amend his or her SAFE registration or to file with SAFE or its competent local branch, with respect to that offshore special purpose vehicle in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China by the offshore special purpose vehicle. To further clarify the implementation of such amendment or filing procedure, SAFE requires domestic enterprises under Circular 75 to coordinate and supervise such amendment or filings with SAFE or its local counterparts by such PRC residents. If PRC residents fail to comply, the domestic enterprises are required to report to the local SAFE authorities.

Failure to comply with the registration procedures set forth in Circular 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including being prohibited from distributing its profits and proceeds from any reduction in capital, share transfer or liquidation to its offshore parent or affiliate, and restrictions on the ability to contribute additional capital from the offshore entity to the PRC entities, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

Regulation on Overseas Listings

On August 8, 2006, MOFCOM, the CSRC, the State-owned Assets Supervision and Administration Commission, the SAT, the State Administration of Industry and Commerce and SAFE jointly promulgated the “Rules on the Mergers and Acquisition of Domestic Enterprises by Foreign Investors,” which became effective on September 8, 2006, and was further amended on June 22, 2009, or the M&A Rules.

Among other things, the M&A Rules include provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement to various types of transactions, including those which involve the use of variable interest entity agreements.

Regulations on Dividend Distribution

The principal regulations governing dividend distributions by wholly foreign-owned enterprises include: Wholly Foreign-Owned Enterprise Law (1986), as amended in 2000 and Wholly Foreign-Owned Enterprise Law Implementing Rules (1990), as amended in 2001. Under these regulations, wholly foreign-owned enterprises in the PRC may pay dividends only out of their accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Additionally, these foreign-invested enterprises are required to set aside 10% of their after-tax profits based on the PRC accounting standards each year, if any, to fund their general reserve fund, until the accumulative amount of such reserves reaches 50% of their registered capital. These reserves are not distributable as cash dividends. Besides the compulsory reserve fund, wholly foreign-owned enterprises may also set aside any funds from their after-tax profits, at the discretion of their shareholders. In addition, dividends we pay to our non-PRC shareholders may be subject to a 10% withholding tax, unless otherwise set forth in the tax treaties between China and other countries or areas.

Regulations Relating to Taxation

The PRC Enterprise Income Tax Law applies a uniform 25% enterprise income tax rate to both foreign-invested enterprises and domestic enterprises, except to the extent tax incentives are granted to special industries and projects. Under the PRC Enterprise Income Tax Law and its implementation regulations, dividends generated from the business of a PRC subsidiary after January 1, 2008 and payable to its foreign investor may be subject to a withholding tax rate of 10% if the PRC tax authorities determine that the foreign investor is a non-resident enterprise, unless there is a tax treaty with China that provides for a preferential withholding tax rate. Distributions of earnings generated before January 1, 2008 are exempt from PRC withholding tax.

Under the PRC Enterprise Income Tax Law, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. A circular issued by the State Administration of Taxation in April 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese enterprise groups and established outside of China as “resident enterprises” clarified that dividends and other income paid by such PRC “resident enterprises” will be considered PRC-source income and subject to PRC withholding tax, currently at a rate of 10%, when paid to non-PRC enterprise shareholders. This circular also subjects such PRC “resident enterprises” to various reporting requirements with the PRC tax authorities.

Under the implementation regulations to the PRC Enterprise Income Tax Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and properties of an enterprise. In addition, the tax circular mentioned above specifies that certain PRC-invested overseas enterprises controlled by a Chinese enterprise or a Chinese enterprise group in the PRC will be classified as PRC resident enterprises if the following are located or resident in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, the company seal, and minutes of board meetings and shareholders’ meetings; and 50% or more of the senior management or directors having voting rights.

Pursuant to the Notice of Value-added Tax Rate in Metal and Non-metal Mineral Dressing Products promulgated on December 19, 2008 and effective on January 1, 2009, beginning from January 1, 2009, the value-added tax rate for metal and non-metal mineral dressing products, including iron ore, is adjusted from 13% to 17%.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Notes Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to Our Business

We have a limited operating history which makes it difficult to assess our business or prospects.

Our operations to date have been limited. We have not yet obtained the necessary permits to mine any iron ore. Initially we processed iron ore recovered during the construction of our production facilities and ancillary roads in accordance with approvals granted by the local mineral authorities.  We have processed all of such ore and recently started extracting iron ore on the mine upon which our production facilities are located even though we do not have the right to do so. If we are unable to obtain the necessary permits to mine in the areas surrounding our production facilities in the future and are challenged by related government authorities, we will have to purchase iron ores from third parties for processing at our production facilities. To date, all of our sales have been made to a single customer.  Consequently, it is difficult to assess our business or prospects.

We have extracted ore without a permit.

We have extracted and continue to extract and process iron ore from the mine upon which our production facilities are located even though we do not have a permit to do so.  If we were sanctioned for mining ore without a permit in accordance with the rules promulgated under the Mineral Resources Law, we could be required to cease operations at the mining site, all of the net income from our mining activities could be confiscated, and we could be subject to fines of up to 50% of the total net income. In such event, our results of operation and financial condition would be materially and adversely affected.

 We have not yet obtained the necessary permits to mine in the areas surrounding our production facilities. Our failure or inability to obtain, retain or renew required government approvals, permits and licenses for mining activities in the area surrounding our production facilities could have a material and adverse effect our business, financial condition and results of operations.

Pursuant to the Mineral Resource Law of PRC, promulgated on March 19, 1986, effective on October 1, 1986 and amended on August 29, 1996, and the related implementation rules promulgated on March 26, 1994, mineral resources are owned by the State with the State Council exercising ownership over such resources on behalf of the State. Any enterprise that intends to exploit mineral resources must acquire mining rights and production safety permits for each mine prior to conducting mining.  Besides, the mining enterprise must also pass periodic inspections conducted by relevant environmental protection authorities, which are required by PRC production safety and environmental protection-related laws as well as the local laws and regulations of Hebei Province, where our operations are located.

Therefore, our ability to conduct our business is subject to our ability to obtain, renew and maintain the requisite mining and exploration approvals, permits and licenses. In particular, we have not received any mining rights for the Zhuolu Mine or any other ine in the area of our current production facilities.  If we do not acquire rights to mines in the area of our production facilities, we will be forced to purchase iron ore and other metals for processing from third parties.  There is no guarantee that iron ores or any other metals of suitable quality will be available to us, will be available on reasonable prices or will be located sufficiently close to our facilities to make their processing by us economically feasible. In such event, we would not be able to realize the potential of our production facilities and our business, results of operations, financial condition and ability to realize our business plans would be materially and adversely affected.

We have not yet obtained all the necessary permits to operate our production facilities.

We do not have long term permits and licenses necessary to operate our production facilities and, to date, have been operating pursuant to temporary licenses with the consent of the local governmental authorities. Our most recent license to operate our facilities expires December 29, 2012.  We cannot guarantee that we will be able to obtain, retain and renew the approvals, permits and licenses required to operate our facilities or that we will be able to successfully obtain, retain or renew future approvals, permits and licenses in a timely manner, or that such approvals, permits and licenses will not be revoked by the relevant authorities or contain limitations that will adversely impact our ability to fully utilize our facilities. Moreover, the authorities may impose different or additional conditions on our approvals, permits and licenses that may be burdensome and costly to fulfill. We have been operating under temporary manufacturing licenses for metallurgical mineral production, which have been granted on an annual basis, the last of which expires on December 29, 2012.  Failure to obtain, retain or renew and ensure continued compliance with such approvals, permits and licenses as planned may cause us to experience delays in our production plans or have to cease or limit our production.  In such event we would not be able to realize the potential of our production facilities and our business, results of operations, financial condition and ability to realize our business plans would be materially and adversely affected.

We are dependent on a single customer.

To date, all of our iron ore concentrate has been sold to Handan Steel Group Company, a subsidiary of Hebei Steel and Iron Company, a state owned enterprise. If this customer significantly reduces its purchases of iron ore concentrate from us, or if we are unable to sell iron ore concentrate to it on favorable terms or at all, and we are unable to obtain additional customers, our business, financial condition and results of operations may be materially and adversely affected. Our ability to receive payment for the sale of our iron ore concentrate depends on the continued creditworthiness of our customers. Furthermore, the bankruptcy of any of our customers could materially and adversely affect our business. We may be required to extend credit to customers, including on terms that could increase the risk of payment default, in order to compete with the terms offered by other iron ore concentrate suppliers

Our business and results of operations will depend on the market price of iron ore concentrate, which is driven by factors beyond our control.

Our business is sensitive to fluctuations in the price of iron ore concentrate. Like many producers of iron ore concentrate in China, our iron ore concentrate is priced primarily by reference to market prices. Consequently, fluctuations in the market price of iron ore concentrate, due to numerous factors beyond our control such as an imbalance in the supply of and demand for iron ore concentrate in local, national and global markets, the availability of competitive supplies, pricing mechanisms and foreign exchange rates, directly affect the pricing of our iron ore concentrate and our results of operations.

The price of iron ore concentrate has historically been subject to significant fluctuations in response to market forces, such as global iron ore production levels, demand for steel products and general global and PRC economic conditions. Any sustained adverse movement in the price of iron ore concentrate in the future will have a material adverse effect on our business, financial condition and results of operations.

We do not have the land use rights to the property upon which our production facilities are located.

The land occupied by our production facilities has been listed in the overall plan for land utilization of Zhangjiakou City as land to be used for construction. According to Chinese laws and regulations related to land management, only state-owned land can be used for construction.  The land occupied by our production facilities is still owned collectively by local villagers and should only be used by us for construction after it is changed to state-owned land through acquisition by the local government. We cannot assure you that we will obtain the land use rights to the property upon which our production facility is located. The failure to obtain such land use rights would have a material and adverse effect on our business, financial condition and results of operations.

Our management is not familiar with the United States securities laws.

Our management is generally unfamiliar with the requirements of the United States securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission and other regulatory authorities that could be costly, divert management's attention and disrupt our business.

Our accounting personnel who are primarily responsible for the preparation and supervision of the preparation of our financial statements under generally accepted accounting principles in the U.S. have had no education or training in U.S. GAAP and SEC rules and regulations pertaining to financial reporting, which could impact our ability to prepare our financial statements and convert our books and records to U.S. GAAP.

We maintain our books and records in accordance with generally accepted accounting principles in the PRC, or PRC GAAP. Our accounting personnel in the PRC who have the primary responsibilities of preparing and supervising the preparation of financial statements under U.S. GAAP have had no education or training in U.S. GAAP and related SEC rules and regulations. As such, they may be unable to identify potential accounting and disclosure issues that may arise upon the conversion of our books and records from PRC GAAP to U.S. GAAP, which could affect our ability to prepare our financial statements in accordance with U.S. GAAP. We have taken steps to ensure that our financial statements are in accordance with U.S. GAAP, including our hiring of a U.S. accounting firm to work with our PRC accounting personnel and management to convert our books and records to U.S. GAAP and prepare our financial statements. In addition, our annual financial statements are audited by an independent auditor for compliance with U.S. GAAP and to ensure that all necessary and appropriate adjustments from PRC GAAP to U.S. GAAP have been made. However, the measures we have taken may not be sufficient to mitigate the foregoing risks. Furthermore, the need to comply with US GAAP may require us to expend substantial amounts of resources and time  that could divert our management’s attention and disrupt our business.

Mining operations have a finite life, and eventual closure of these operations will entail costs and risks regarding ongoing monitoring, rehabilitation and compliance with environmental standards.

Any mining operation we might undertake would have a finite life. The closure of any mine entails significant costs and risks, including among others:

•	long-term management of permanent engineered structures;
•	compliance with environmental closure standards;
•	orderly retrenchment of employees; and
•	relinquishment of the site with associated permanent structures and community development infrastructure and programs to new owners.

If we were to commence mining operations, the successful completion of these tasks depends on our ability to successfully implement negotiated agreements with the relevant governmental authorities, community organizations and employees. The consequences of a difficult closure range from increased closure costs and handover delays to ongoing environmental rehabilitation costs and damage to our reputation if desired outcomes cannot be achieved, which could materially and adversely affect our business and results of operations.

  Our plan to acquire mineral reserves may not succeed.

We intend to seek to acquire the right to mine mineral reserves. However, we will encounter intense competition from other companies seeking to acquire the same assets and we may fail to select or value targets appropriately. One of the important factors that we will consider when we select or value targets is their resource and reserve estimates. Resource and reserve estimates involve professional judgments based on factors such as technical data, experience and industry practice. The accuracy of these estimates may be affected by many factors, including the quality of the results of exploration drilling, sampling of the ore, analysis of the ore samples, estimation procedures and the technical expertise and experience of the persons making the estimates. There are also many assumptions and variables beyond our control that may result in inherent uncertainties in estimating reserves. As a result, resource and reserve estimates may be inaccurate and may lead to a failure to select or value targets appropriately, which may in turn result in our inability to successfully implement our expansion plans at a reasonable cost, or at all.

Even if we discover or acquire mineral reserves at a price that we believe is in the interests of our Company, it can take several years from the initial phases of drilling until production is possible, during which the economic feasibility of production may change. It takes substantial time and expenditures to:

•	comprehensively establish ore reserves through drilling;
•	determine appropriate mining and production processes for optimizing the recovery of iron contained in ore;
•	obtain environmental and other licenses;
•	construct mining and processing facilities; and
•	obtain the ore or extract iron content from the ore.

If a project proves not to be economically feasible by the time we are able to exploit it, we may incur substantial losses or write-offs. In addition, potential changes or complications involving metallurgical and other technological processes arising during the life of a project may result in cost overruns that may render the project not economically feasible. We also face risks in relation to changes to applicable laws and regulations, compliance with which may make extracting the ore more expensive than we had previously estimated. We therefore cannot assure you that new mineral reserves will be successfully developed or integrated within our existing operations at a reasonable cost within a reasonable period of time or at all or that they will generate the expected economic returns. If our expansion plans are delayed or they fail to deliver the expected economic benefits, our business, financial condition and results of operations would be materially and adversely affected.

We face certain risks and uncertainties beyond our control that are associated with our operations and our customers’ operations.

Our mining and processing operations are subject to a number of operating risks and hazards, some of which are beyond our control. These operating risks and hazards include the need to carry out unscheduled maintenance; critical equipment failures in our mining or ore processing operations; industrial accidents; water, power or fuel supply interruptions; fires, inclement or hazardous weather conditions and natural disasters; and unusual or unexpected variations in the ore and in the geological or mining conditions such as instability of the open-pit slopes and subsidence of the working areas. Any of these risks and hazards or any combination thereof may disrupt or result in a suspension of our operations, increase production costs, result in property damage, personal injuries and liability to us and harm our reputation. Natural disasters and industrial accidents also may interrupt our customers’ operations and production, impacting the demand they may have for our products. Moreover, natural disasters and industrial accidents may damage or substantially hamper critical ancillary operations such as the transportation of our products to our customers. The occurrence of any natural disaster or industrial accident adversely affecting our customers and their ancillary operations may have a material adverse effect on our business, financial condition and results of operations.

Our insurance coverage may be insufficient to cover our business risks.

We face various operational risks in connection with our business. However, we are not insured against certain risks. Any losses and liabilities for which we are not insured or our insurance coverage is inadequate to cover the entire liability may have a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that the safety measures we have in place for our operations will be sufficient to mitigate or reduce industrial accidents. We also cannot assure you that casualties or accidents will not occur or that our insurance coverage would be sufficient to cover costs associated with major accidents. In the event that we incur substantial losses or liabilities and our insurance does not cover such losses or liabilities adequately or at all, our business, financial condition and results of operations may be materially and adversely affected.

We may not be able to obtain and renew land use rights and building ownership rights for our facilities.

China Jinxin leases 15.80 hectares of land, on which it built its production facilities and office buildings for a term ending in December 2026.  China Jinxin constructed five houses on its land.  Pursuant to the certificates of ownership, the total area is 9,755 square meters. The valid period of the land use right corresponding to 9,646 square meters terminated on August 30, 2009, and the balance terminates on March 6, 2014. There can be no assurance we will be able to renew our leases upon expiration of their current terms.

The land occupied by our production facilities has been designated for construction. According to Chinese laws and regulations, only state-owned land can be used for construction. However, the land occupied by China Jinxin’s production facilities is not and has never been state-owned.  It is currently owned collectively by local villagers.  As a result, the land has to be acquired by the local government and then transferred to China Jinxin.   Because this process has not been completed, the houses, office buildings and production facilities on the land are subject to limitations on transfer or the granting of mortgages.  Further, there can be no assurance that China Jinxin will be able to continue to use its facilities if the transfer process is not completed.

Our business requires significant and continuous capital investment.

We will require a high level of capital expenditure in the foreseeable future to fund our ongoing operations and future growth. We will require significant additional capital to implement our strategy of acquiring mining assets and undertaking exploration activities. We intend to fund our capital expenditures, future acquisitions and exploration activities out of internal sources of liquidity and/or through access to additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;
•	the condition of the global and domestic financial markets; and
•	changes in the monetary policy of the PRC government with respect to bank interest rates and lending practices.

If we require additional funds and cannot obtain them on acceptable terms when required or at a reasonable financing cost or at all, we may be unable to fulfill our working capital needs, upgrade our existing facilities or expand our business. These or other factors may also prevent us from entering into transactions that would otherwise benefit our business or implementing our future strategies. Any of these factors may have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty in managing our future growth and any associated increased scale of our operations.

We expect to expand through both organic growth and acquisitions. Our future expansion may place a significant strain on our managerial, operational, technical and financial resources. In order to better allocate our resources to manage our growth, we must hire, recruit and manage our workforce effectively and implement adequate internal controls in a timely manner. If we are unable to effectively manage our growth and the associated increased scale of our operations, our business, financial condition and results of operations could be materially and adversely affected.

If we are unable to attract and retain senior management and qualified technical and sales personnel, our operations, financial condition and prospects could be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel.  In particular, our success depends on the continuing employment of our Chief Executive Officer, Mr. Changkui Zhu, and our Chief Financial Officer, Mr. Zhengting Deng.  There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

Our business depends on reliable and adequate transportation capacity for our products.

Iron ore and iron ore-related products are bulky and heavy. Although our sole customer has assumed responsibility for payment of transportation of our mining products, other customers may be unwilling to do so, and as a result, transportation expenses may become a significant component of our selling expenses. Fluctuations in transportation expenses may adversely affect our ability to produce and deliver our products as well as our selling expenses, margins and profitability. If the capacity of transportation networks to or from our processing plants is reduced or cut off entirely for any long period of time, we may lose our customers or breach existing sales contracts. Any difficulties experienced by us in delivering our products may increase our transportation costs, reduce demand for our products and have a material adverse effect on our business, financial condition and results of operations.

Our operating costs may increase.

Mining costs generally increase over the lifespan of a mine as pits or underground mining faces become deeper. In addition, labor costs and raw material and utilities costs in China are generally expected to increase. If our mining costs, labor costs or other operating costs increase and we cannot increase our production efficiency to offset any such increase or pass any such increase on to our customers, our business, financial condition and results of operations may be materially and adversely affected.

We may not be able to maintain an adequate and timely supply of electricity, water, equipment, auxiliary materials and other critical supplies at reasonable prices or at all.

Cost effective operations of our mine depend, among other things, on the adequate and timely supply of electricity, water and auxiliary materials, such as grinding balls, diesel and explosives. Electricity and water are the main utilities used in our operations. Any increase in the prices of electricity or water or disruption in our electricity or water supply could materially and adversely affect our financial condition and results of operations. We source our auxiliary materials and equipment from domestic suppliers in the PRC. If our supplies of auxiliary materials, equipment or spare parts are interrupted or their prices increase, or our existing suppliers cease to supply us on acceptable terms, our business, financial condition and results of operations could be materially and adversely affected.

We may be subject to disputes with employees or other third parties.

The businesses we operate involve dealings with both permanent and temporary employees as well as numerous third parties including land use rights holders, suppliers and customers, and we may be subject to claims or litigation involving such employees or third parties from time to time such as labor disputes and claims under business contracts with suppliers or customers. We may also be subject to labor disputes, labor shortages or other impositions on our business operations, such as supply shortages, if we are unable to amicably resolve disputes with any such parties. Issues with the local communities surrounding the areas where we operate might also arise from the implementation of our business activities, which may result in community protests, blocking of access to our operations and third party claims. Our operations may be affected if we fail to successfully settle any such issues with local communities or groups. We cannot assure you that any such disputes will not arise in the future and that the occurrence of one or multiple disputes will not have a material adverse effect on our business and financial condition.

Risks Related to Doing Business in China

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Our business depends on China’s economic growth.

Our business and prospects depend on the rate of economic growth in the PRC which, in turn, affects demand for iron and steel. The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The PRC economy has grown significantly in recent years; however, we cannot assure you that such growth will continue.  If the PRC’s economic growth slows or if the PRC economy experiences a recession, the demand for our products may decrease and our business, financial condition and results of operations may be materially and adversely affected.

We derive substantially all of our revenue from the sale of iron ore concentrate. Growth in demand for iron ore concentrate is fuelled largely by the growth of the PRC iron and steel industries. Demand for our iron ore concentrate is, in particular, heavily dependent on the production levels of major steel producers in Liaoning Province and Hebei Province in the PRC and their demand for our products.

In 2008 and 2009, the economies of the United States, Europe and certain countries in Asia experienced a severe and prolonged recession and China experienced a slowdown in growth, which led to a reduction in economic activity. As a result, the demand for, and market prices of, iron ore concentrate in China also declined significantly. Any prolonged slowdown of the PRC economy in the future could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to extensive regulations and affected by government policies in the PRC mining industry.

We are subject to extensive national, provincial and local government regulations, policies and controls in the PRC that govern many aspects of our industry, including, without limitation:

•	limits on increases in ore output volume;
•	grant and renewal of mining rights;
•	grant and renewal of safety production permits;
•	production safety and casualty ratings;
•	taxes and fees;
•	environmental, health and safety standards; and
•	annual verification of mining permits and exploration permits.

The liabilities, costs, obligations and requirements associated with these laws and regulations may be significant and may delay or interrupt our operations. Failure to comply with the relevant laws and regulations in our mining operations may result in penalties or suspension of our operations. Additionally, we cannot assure you that the relevant government agencies will not alter these laws or regulations or impose additional or more stringent laws or regulations. Compliance with new laws or regulations may require us to incur significant costs, capital expenditures or other obligations and secure new sources of financing. More stringent laws or regulations may also restrict our business operations. The cost of compliance with regulations is and will continue to be substantial, and any increase in costs due to changes in laws or regulations or to our failure to comply may have a material adverse effect on our business, financial condition and results of operations.

In addition, the current PRC government policies favor the acquisition and consolidation of mines by large mining companies. However, we cannot assure you that such policies will not change in the future. In the event that those policies favoring our acquisition and expansion plans change, our costs of carrying out our acquisition and expansion plans may increase substantially and our ability to effect such plans may decrease.

Our operations are exposed to risks in relation to environmental protection and rehabilitation and our business operations may be affected by current or future safety and environmental regulations.

Our operations are subject to environmental risks and hazards and we are subject to extensive and increasingly stringent safety and environmental protection laws and regulations in the PRC. These laws and regulations:

•	impose fees for the discharge of waste substances;
•	require the establishment of reserves for reclamation and rehabilitation;
•	impose fines for serious environmental offences; and
•	allow the PRC government, at its discretion, to close down any facilities failing to comply with orders to correct or stop operations that have caused environmental damage.

Environmental hazards may occur in connection with our operations as a result of human negligence, force majeure or otherwise. The occurrence of any environmental hazards may delay production, increase production costs, cause personal injuries or property damage, result in liability to us and/or damage our reputation. Claims may be asserted against us arising out of our operations in the normal course of business, including claims relating to land use, safety, health and environmental matters. Some incidents may also result in a breach of conditions of our mining permits and exploration permit, or other consents, approvals or authorizations, which may result in fines or penalties or even possible revocation or our mining permits and/or exploration permit. We are not insured against environmental liabilities and there can be no assurance that environmental liabilities would not materially and adversely affect our business and results of operations.

The PRC government is currently moving towards more rigorous enforcement of applicable laws and regulations, as well as the adoption and enforcement of more stringent environmental standards. As a result, our budgeted capital expenditures for safety and environmental regulatory compliance may be insufficient and we may need to allocate additional funds. Moreover, we cannot assure you that we can comply with all applicable safety and environmental laws and regulations that may be adopted or amended in the future. If we fail to comply with current or future safety or environmental laws and regulations, we may be required to stop production, pay penalties or fines and take corrective actions, any of which may have a material adverse effect on our business, financial condition and results of operations.

Restrictions on foreign investment in the PRC mining industry could materially and adversely affect our business and results of operations.

In the PRC, foreign companies have been, and currently are required to operate within a framework different from that imposed on domestic PRC companies. However, the PRC government has been opening up opportunities for foreign investment in mining projects and this process is expected to continue, especially following the PRC’s accession into the World Trade Organization. Iron ore mining is an encouraged industry for foreign investment in China. However, if the PRC government should reverse this trend, or impose greater restrictions on foreign companies, or seek to nationalize our PRC operations, our business and results of operations could be materially and adversely affected.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our WFOE’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Practically all of our revenues are earned by China Tongda, our wholly-owned foreign enterprise or WFOE.  PRC regulations restrict the ability of our WFOE to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividends by our WFOE only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our WFOE also is required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital.  Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.  Any limitations on the ability of China Tongda to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on currency conversion between Renminbi and foreign currencies and, in certain cases, the remittance of currency out of and into China. We receive all of our revenue in Renminbi, which is currently not a freely convertible currency. Under our current corporate structure, income of our Company will be primarily derived from dividend payments from China Tongda. Shortages in the availability of foreign currency may restrict the ability of China Tongda to remit sufficient foreign currency to pay dividends to us, or otherwise satisfy its foreign currency dominated obligations.

Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, in most cases, particularly payments of capital account items, approval from appropriate PRC governmental authorities is required where (i) Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of offshore bank loans denominated in foreign currencies, and (ii) any foreign currency is to be converted into Renminbi for investment in China. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. In addition, the ‘‘Notice of SAFE on Issues Relating to Foreign Exchange Control on Fund Raisings by Domestic Residents Through Offshore Special Purpose Vehicles and Round-trip Investments’’ (‘‘Circular 75’’) promulgated by SAFE, which came into force on November 1, 2005, applies to our Company and the Controlling Shareholders. All of the Chinese beneficial owners of our shares have filed the application of foreign exchange registration for overseas investment with the local branch of SAFE but have not yet received the requisite approvals. However, they are required to file a modification to the foreign exchange registration for overseas investment in the event of any material capital changes, including, without limitation, (i) a subsequent equity financing for our Company outside of the PRC; (ii) a capital change in our Company; and (iii) any share transfer or share swap involving our Company in accordance with Circular 75. Payment of dividends, profits and other payments to our Company will not be permitted unless the aforesaid modification has been filed. If the foreign exchange control system prevents us from converting Renminbi into foreign currencies or vice versa, and obtaining sufficient Renminbi or foreign currency to satisfy our currency demands, our ability to transfer Renminbi to fund our business operations in China or to pay dividends in foreign currencies to our shareholders, including holders of our common shares, may be adversely affected.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary or affiliate, limit our PRC subsidiary’s and affiliate’s ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations.  Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary’s and affiliate’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s and affiliate’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of China Jinxin constitutes a Round-trip Investment without MOFCOM approval.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006. According to the 2006 M&A Rule, when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s) it must be approved by the Ministry of Commerce, or MOFCOM, and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

The PRC regulatory authorities may take the view that the Share Exchange Agreement is part of an overall series of arrangements which constitute a Round-trip Investment, because at the end of these transactions, the current owners of China Jinxin will have effective control of a foreign entity that acquired ownership of our Chinese subsidiary. The PRC regulatory authorities may also take the view that the registration of the acquisition of China Tongda with the relevant AIC and the filings with the SAFE may not be evidence that the acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the Share Exchange Agreement and its link with the acquisition.  If the PRC regulatory authorities take the view that the acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot assure you we will be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiary.  Additionally, the PRC regulatory authorities may take the view that the acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiary’s business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiary.  But we cannot assure you that such contractual arrangements will be protected by PRC law or that the registrant can receive as complete or effective economic benefit and overall control of our Chinese subsidiary’s business than if the Company had direct ownership of our Chinese subsidiary.  In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law.  If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiary, our business and financial performance will be materially adversely affected.

Under the EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC Enterprise Income Tax Law, or  the EIT Law, which became effective on January 1, 2008, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to a non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often reside in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax and out U.S. tax may not be creditable against our PRC tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer, or Circular 698, released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes to the organization and the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. It is also unclear, in the event that an offshore holding company is treated as a domestically incorporated resident enterprise, whether Circular 698 would still be applicable to a transfer of shares in such offshore holding company. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide what is an “abuse of form of organization” or a “reasonable commercial purpose,” which can be utilized by us to determine if our Company complies with the Circular 698. If Circular 698 is determined to be applicable to us based on the facts and circumstances, we or those that transfer our shares may become at risk of being taxed under Circular 698 and we or those that transfer our shares may be required to expend valuable resources to comply with Circular 698 or to establish that we or they should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.  Moreover, if it is determined that Circular 698 is applicable to transfers of our shares, the price of our shares may be adversely affected if individuals who might otherwise purchase our shares determine not to do so due to the threat of having to comply with or pay taxes pursuant to Circular 698.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make the majority of our sales in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary and affiliate in the PRC.  Our principal operating subsidiary and affiliate, China Tongda and China Jinxin, are subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States.  As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations, subsidiary and affiliate.

You may have difficulty enforcing judgments against us.

We are a Delaware holding company, but Real Fortune HK is a Hong Kong company, and our principal operating affiliate and subsidiary, China Jinxin and China Tongda, are located in the PRC.  Most of our assets are located outside the United States and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States.  A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments predicated on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Risks Relating to the VIE Agreements

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

China Tongda manages and operates our iron ore processing and iron ore concentrate producing business through China Jinxin pursuant to the rights its holds under the VIE Agreements.  Almost all economic benefits and risks arising from China Jinxin’s operations are transferred to China Tongda under these agreements.  Details of the VIE Agreements are set out in “DESCRIPTION OF BUSINESS - Acquisition of Real Fortune HK Limited” above.

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable.  If the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;
●	discontinuing or restricting the operations of China Jinxin or China Tongda;
●	imposing conditions or requirements in respect of the VIE Agreements with which China Jinxin or China Tongda may not be able to comply;
●	requiring our company to restructure the relevant ownership structure or operations;
●	taking other regulatory or enforcement actions that could adversely affect our company’s business; and
●	revoking the business licenses and/or the licenses or certificates of China Tongda, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of China Jinxin, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to manage and operate China Jinxin under the VIE Agreements may not be as effective as direct ownership.

We conduct our business in the PRC and generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of China Jinxin.  However, the VIE Agreements may not be as effective in providing us with control over China Jinxin as direct ownership.  Under the VIE Agreements, as a legal matter, if China Jinxin fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control China Jinxin, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by the PRC law and provide for the resolution of disputes through arbitral proceedings pursuant to PRC law. If China Jinxin or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing China Jinxin to meet its obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher tax liability, or cause other adverse financial consequences.

Our principal shareholders have potential conflicts of interest with our company which may adversely affect our business.

Changkui Zhu is our chief executive officer.  Mr. Changqing Han is our largest shareholder.  Mr. Zhu also is an officer and Mr. Han is also a shareholder of China Jinxin.  There could be conflicts that arise from time to time between our interests and the interests of Mr. Zhu or Mr. Han. There could also be conflicts that arise between us and China Jinxin that would require our shareholders and China Jinxin’s shareholders to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that Mr. Han will vote his shares in our best interest or otherwise act in the best interests of our company.  If Mr. Zhu or Mr. Han fails to act in our best interests, our operating performance and future growth could be adversely affected.

If China Tongda exercises the purchase option it holds over China Jinxin’s share capital pursuant to the VIE Agreements, the payment of the purchase price could materially and adversely affect our financial position.

Under the VIE Agreements, China Jinxin’s shareholders have granted China Tongda an option for thirty years beginning from the effective date of the agreement (or longer if the term of the option is extended) or the maximum period of time permitted by law to purchase all of the equity interest in China Jinxin at a price equal to the capital paid in by the transferors, adjusted pro rata for purchase of less than all of the equity interest, unless applicable PRC laws and regulations require an appraisal or stipulate other restrictions regarding the purchase price of the equity interest.  As China Jinxin is already our contractually controlled affiliate, China Tongda’s exercising of the option would not bring immediate benefits to our company, and payment of the purchase prices could adversely affect our financial position.

Risks Relating to Our Common Stock and Our Status as a Public Company

There is no public trading market for our common stock, which may have an unfavorable impact on our stock price and liquidity.

There is no existing trading market for our common stock and there can be no assurance that a trading market in our shares of common stock will develop, or if developed, will be sustained.  Although we plan to apply to have our common stock quoted on a recognized quotation system, such as the OTC Bulletin Board, we cannot assure you as to when the shares will be approved for quotation, if at all.  The trading market for securities of companies quoted on the OTC Bulletin Board or other quotation systems is substantially less liquid than the average trading market for companies listed on a national securities exchange.  The quotation of our shares on the OTC Bulletin Board or other quotation system may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Certain of our stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Mr. Changqing Han owns approximately 20% of our outstanding shares and three other former shareholders of Real Fortune BVI each own between 12% and 13% of our outstanding shares.  As a result, Mr. Han and the other former shareholders of Real Fortune BVI have significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. As a result of this concentration of ownership, you and our other shareholders, acting alone, do not have the ability to determine the outcome of matters requiring shareholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage, delay or thwart efforts by third parties to take-over or effect a change in control of our company which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company, and may limit the price that investors are willing to pay for our common stock.

We will incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements, including establishing and maintaining internal controls over financial reporting, and we may be exposed to potential risks if we are unable to comply with these requirements.

As a public company we will incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these requirements. These rules will increase our legal and financial costs and will make some activities more time-consuming and costly.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which include strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training.   As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

Since our Certificate of Incorporation authorizes the issuance of ten million shares of “blank-check” preferred stock, our Board of Directors will have authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board's control over our company.

Our Certificate of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by stockholders. These terms may include preferences as to dividends and liquidation, voting rights, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

We may, in the future, issue additional shares of our common stock, which would reduce investors' percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 100 million shares of common stock, of which 8,000,100 have been issued and are outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

The price of our common stock may be adversely impacted by developments applicable to other Chinese companies.

There has been substantial press regarding certain Chinese companies that have apparently engaged in frauds and deceptive practices resulting in significant losses to investors. Such activities and the resulting negative press has had a negative impact on the prices of the stocks of Chinese companies generally.  There is no guarantee that such that such activities will not continue causing investors to avoid buying our stock. Such activities could have a depressive impact on the price of our common stock.

Increased scrutiny of Chinese companies by short-sellers.

The fraudulent activities of certain Chinese issuers have encouraged analysts to investigate Chinese companies in an effort to discredit the disclosures in their public filings or otherwise uncover deceptive practices. If such analysts elect to investigate a company they will often short the stock and release materials disparaging the issuer or questioning the accuracy of its public disclosures.  Given the current environment for Chinese stocks, if an analyst were to publish a negative article about us, it could cause an immediate and substantial decline in the price of our stock, regardless of the accuracy of the claims in the article.

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

 The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	speculation about our business in the press or the investment community;
•	significant developments relating to our relationships with our customers or suppliers;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;
•	customer demand for our products;
•	investor perceptions of our industry in general and our Company in particular;
•	the operating and stock performance of comparable companies;
•	general economic conditions and trends;
•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
•	changes in accounting standards, policies, guidance, interpretation or principles;
•	loss of external funding sources; and
•	sales of our common stock, including sales by our directors, officers or significant stockholders; and departures of key personnel.

               Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

Item 2  Properties.

We do not own any real property.

China Jinxin has leased 15.80 hectares land located on the Zhuolu Mine, on which it built its production facilities and office buildings. This lease was confirmed by the local villagers’ committee and received the relevant approvals from the local township government which entered into appropriate agreements with China Jinxin. Pursuant to such agreements, the lease term is from December 30, 2006 to December 30, 2026 and the total compensation was approximately RMB 5,000,000  ($0.75 million USD).

China Jinxin has constructed five houses at its production facilities. Pursuant to the certificates of ownership, the total area of the houses is 9,755 square meters. The valid period of the corresponding land use right as to 9,646 square meters terminates on August 30, 2009, and the balance terminates on March 6, 2014.  The houses are used as residences by some of our employees which work at the facilities and as offices and guest facilities.   Although the valid period of the corresponding land right terminated as to 9,646 square meters on August 30, 2009, and the balance terminates on March 6, 2014, we have continued to use the houses without interruption and anticipate that such use will not be interrupted so long as we hold a temporary or permanent license to use our production facilities.  Because the use of the houses is not relevant to the production of iron ore concentrate, the loss of the use of our houses would not have a material adverse impact on our operations.

The land occupied by our production facilities has been designated for construction. According to Chinese laws and regulations, only state-owned land can be used for construction. However, the land occupied by China Jinxin’s production facilities is not state-owned.  It is currently owned collectively by local villagers.  Thus, questions could be raised by state agencies as to our right to build our facilities. To minimize the possibility that state agencies will challenge our right to use our production facilities, the land has to be acquired by the local government from the local villages and then transferred to China Jinxin.  China Jinxin is working with the authorities to complete this process.  Because the requisite procedures have not been completed, the houses, office buildings and production facilities on the land are subject to limitations on transfer or the granting of mortgages.  Although there is the possibility that the local government will fail to complete the land transfer process, given that the local Ministry of Construction granted us permission to build the production facilities, we believe it is not likely they will do so.  If, however, China Jinxin did not ultimately obtain appropriate rights to the land on which it has built its facilities, its right to operate the facilities could be suspended in which event our business and financial results would be materially adversely affected.

Item 3	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4	Mine Safety Disclosures.

Not applicable

PART II

Item 5	Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Market Information

There is no existing trading market for our common stock.

Holders

As of March 1, 2012, there were approximately 15 stockholders of record of our common stock.

Penny Stock Regulations

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Dividends

In the past, we have not distributed earnings to shareholders.  Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Substantially all of our revenues are earned by China Jinxin or China Tongda, our PRC affiliate and subsidiary. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Sales of Unregistered Securities

Except as previously reported in our Form 10-Qs and Form 8-Ks filed during, or with respect to events occurring during, the fiscal year ended December 31, 2011, we did not issue or sell any unregistered securities during the fiscal year ended December 31, 2011.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our shareholders during the fiscal year ended December 31, 2011.

Item 6	Selected Financial Data.

This item does not apply to smaller reporting companies.

Item 7	Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Overview

We are a company engaged in iron ore mining, processing and the production of iron ore concentrate in the People’s Republic of China (“PRC”) through our variable interest entity (“VIE”), China Jinxin. Currently, our only product is iron ore concentrate.

On October 1, 2011, we completed a transaction, pursuant to which we acquired 100% of the issued and outstanding capital stock of Real Fortune BVI for 8,000,000 shares of our common stock, which effectively constituted 100% of our issued and outstanding capital stock immediately after the acquisition.  The Share Exchange was accounted for as a recapitalization of Real Fortune BVI affected by a share exchange, wherein Real Fortune BVI is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Real Fortune BVI were brought forward at their book value and no goodwill was recognized.  Consequently, the historical consolidated financial statements of Real Fortune BVI are now the historical financial statements of Target Acquisitions I, Inc.

As a result of our acquisition of Real Fortune BVI, we now own all of the issued and outstanding capital stock of Real Fortune BVI, which in turn owns all of the issued and outstanding capital stock of Real Fortune HK, which in turn owns all of the issued and outstanding capital stock of China Tongda. In addition, we effectively and substantially control China Jinxin through the VIE Agreements among China Tongda, China Jinxin and the shareholders of China Jinxin.

The following chart reflects our organizational structure as of the date of this report.

Status of Production

Through China Jinxin we currently own an iron ore concentrate production line in Zhuolu County with an annual production capacity of 300,000 tons of iron ore concentrate. We began construction of this facility in 2007 and initiated production in March 2010.   Our operations to date have been limited. We have not yet obtained the necessary permits to mine any iron ore. Initially we process iron ore recovered during the construction of our production facilities and ancillary roads; however, since August 2010, we started mining iron ore on the mine upon which our production facilities are located even though we do not have the right to do so. If we are unable to obtain the necessary permits to mine in the areas surrounding our production facilities in the future and are challenged by related government authorities, we will have to purchase iron ores from third parties for processing at our production facilities.

To date, we just have temporary manufacture licenses granted by the agencies of the local government, which allow us to process ore that we obtained from Zhuolu Mine or other third parties to operate our facility.

Our ability to profit from this facility is wholly dependent upon our ability to extract and process iron ore from Zhuolu Mine and sell the output for a price that enables us to profit.  To date, all of our sales have been made to a single customer.  We entered into a ten year contract with this customer which expires in January 2019.  Pursuant to this agreement, we agreed to sell the customer, Handan Steel Group Company (“HSG”) who agreed to purchase all of the output from our production facility. The price paid to us by HSG is to be determined by HSG in light of the quality of our product and market prices and result in a proper margin to us. Thus, our ability to profit from our current production facility over the next seven years will be determined.   We cannot guarantee that HSG will not offer a price that is below what it pays to the Company’s competitors. The lower price will reduce the Company’s profit margin. However, if the Company is not satisfied with the price set by HSG, it can attempt to renegotiate the price.

The volume of the iron ore concentrate we sell is determined, in part, by the quality of the crude iron ore we process and the rate at which we process such crude ore.  Inasmuch as the price we sell our concentrate to HSG should result in a gross profit, our ability to operate profitably will be determined by the volume of iron ore concentrate we produce and our operating expenses.  Our facilities began processing crude iron ore in March 2010 and were idle for approximately 6 months due to a government shutdown of our electricity.  Thus, to date, our facilities have not operated at maximum capacity for a full year on an uninterrupted basis.

Our current production plant can process up to 800,000 of iron ore every year. The following table sets forth our tons of iron ore processed and tons of iron ore concentrate we produced, for the years indicated:

	2011	2010
Iron ore processed (tons)	326,393	397,860
Production volume of iron ore concentrate (tons)	70,440	110,569

All mineral resources in China are owned by the state. Thus, our ability to obtain iron ore is dependent upon our ability to obtain mineral licenses from the relevant state authorities or purchase ore from another party that has mining rights from the state. It is generally not feasible to transport iron ore any significant distance before processing. We believe, as evidenced by our shareholders willingness to finance the construction of our facilities, there is sufficient iron ore in the vicinity of our facilities to enable us to operate them at a profit. Nevertheless, we have yet to obtain long-term rights to any iron mine and there is no assurance we will be able to. Although we have extracted iron ore from the Zhuolu Mine on which our production facilities are located, we do not have the right to do so and can be subjected to various fines and penalties. However, since the Company paid for geological survey fee for the local government on the application of the mining rights on Zhuolu Mine and has not received any challenges from any authorities on our mining activities, the Company believes that even if fines and penalties are assessed against us, the amount should be negotiable with the authorities. If we are unable to obtain mining rights to the Zhuolu Mine, we will have to cease mining operations at the Zhuolu Mine and we will seek to acquire iron ore from third parties. The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

To date we have been dependent upon cash advances from the shareholders of China Jinxin and cash generated from the operation of our production facilities.  If we were not to obtain sufficient iron ore for processing, it is likely that our operations would cease unless these individuals would continue to provide sufficient funds to maintain our plant and equipment until such time as our operations could be resumed.

We seek to grow our operations by acquiring mining rights and other production facilities.  The cash necessary to acquire such rights may exceed that we have on hand.  In such event, we may seek to raise the necessary cash through bank loan or the issuance of equity to the vendors of such rights, our shareholders or third parties.  There can be no assurance such cash will be available to us on reasonable terms, if at all.  The prices and terms at which we issue equity securities and the performance of any rights or facilities we acquire, will determine whether we operate profitably.

The profitability of the mining industry in China in general and our company in particular, is highly dependent upon the demand for iron ore and other metals within China.  This demand in turn, is heavily influenced by general economic factors, such as the rate of growth of the economy and of the construction industry.  There can be no assurance that China will maintain the rapid rates of growth it has experienced in the recent past.  If the rate of growth of the Chinese economy were to slow demand for iron and steel could fall, adversely impacting our operations.

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

					Dollar	Percentage
	2011	% of Sales	2010	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$10,148,609	100%	$12,761,246	100%	$(2,612,637)	(20	) %
Costs of goods sold	5,616,801	55%	7,167,555	56%	(1,550,754)	(22	) %
Gross profit	4,531,808	45%	5,593,691	44%	(1,061,883)	(19	) %
Operating expenses	1,408,698	14%	1,244,740	9%	163,958	13%
Income from operations	3,123,110	31%	4,348,951	35%	(1,225,841)	(28	) %
Other Expenses, net	(56,314)	1%	(49,999)	1%	(6,315)	13%
Income before income taxes	3,066,796	30%	4,298,952	34%	(1,232,156)	(29	) %
Income taxes	816,148	8%	1,096,923	9%	(280,775)	(26	) %
Net income	$2,250,648	100%	$3,202,029	25%	$(951,381)	(30	) %

Sales

Our revenues are from the sale of iron ore concentrate. We commenced production in March 2010. However, the Company ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption for a certain period. The Company installed power equipment to maintain a stable power supply to our production equipment and the management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have material impact on our production in the future.

In January 2009 we signed a long-term (ten years) strategic contract with one state-owned customer, and agreed to sell all of our products to this customer.

During 2011, we had sales of $10.15 million, a decrease of $2.61 million or 20%, compared to $12.76 million for 2010 due to a decrease in the volume of iron ore concentrate produced in 2011.  We produced 70,440 tons of iron ore concentrate during 2011, as compared to 110,569 tons in 2010. The decrease of our production volume from 2010 to 2011 was the result of a lower level of iron in the iron ore reserves processed which reduced the efficiency of our production and required frequent machine maintenance.

Although the Company has a contract with a customer to sell 100% of its mining output, the Company has not sold all of the processed ore inventory at December 31, 2011 due to the pending price negotiations.

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of amortization of asset retirement cost, fuel and power costs, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are directly attributable to the production of iron ore and iron ore concentrate.

We did not have any sales during the first quarter of 2011 and resumed production and sales in April 2011. COGS for 2011was $5.62 million, a decrease of $1.55 million or 22%, compared to COGS of $7.17 million for 2010 due to lower fuel and power cost of approximately $1,153,000 (RMB 7,446,000) and lower consumption of materials of approximately $335,000 (RMB 2,163,000) during 2011, compared to 2010, which was the result of the decrease in the production of iron ore concentrate.

Gross Profit

Gross profit was $4.53 million for 2011, a decrease of $1.1 million from $5.59 million for 2010. Profit margin was 45% for 2011, slightly increased compared to 44% for 2010, which was mainly the result of the increase in the selling price of iron ore concentrate, largely offset by higher unit cost of labor and materials due to the lower quality of iron ore processed in 2011 and the increase in the general prices of labor and material. With the development of Chinese economy over the last ten years, the general prices of materials, labor and power have increased, the Company has no assurance these costs will not be increasing in the future, which will have negative impact on the Company’s profit if our sale price of iron ore concentrate could not increase accordingly.

Operating Expenses

Operating expenses consists mainly of employee salary, depreciation and amortization of items not directly associated with production and utilities expenses.

Operating expenses were $1.41 million for 2011, compared to $1.24 million for 2010, an increase of $0.2 million or13%. The increase was mainly due to higher management and employees’ salary as labor costs increased in China in 2011and higher depreciation for 2011.

Net Income

As a result of the decreased level of production discussed above, the Company had net income of $2,250,648 for 2011, a decrease of $951,381 from 2010.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is wholly dependent upon its ability to obtain iron ore to process and to obtain the permits necessary to process such ore at its current facilities, neither of which is assured.  If the Company was no longer able to process ore, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations.  There is no assurance such cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations.

On December 31, 2011, the Company had cash and equivalents of $196,116. We do not anticipate significant cash expenditures in the immediate future on our current production facilities.  Consequently, in the absence of a significant acquisition, the Company believes its cash on hand and to be generated from operations at its facility will be sufficient to satisfy its needs for cash over the next 12 months.  However, in the future, the Company intends to continue the expansion of our current operations by acquiring new production facilities and mines. The acquisitions will be paid by cash or sale of equities, or combinations of both. Although currently all of the acquisitions are in early stages of negotiation, the Company will need outside funding from our current shareholders, bank loans or the issuance of equity securities once we make progress on the acquisitions. Failure to obtain such financing could have a material adverse effect on our business expansion.  The sale by the Company of its equity securities would dilute the interest of its current shareholders.  Further, there is no guarantee the terms on which such an issuance would occur, if at all, would be favorable to the Company’s current shareholders.

As of December 31, 2011, cash and equivalents were $196,116 compared to $283,299 as of December 31, 2010. The components of this decrease of $87,183 are reflected below.

Cash Flow

	2011	2010
Net cash provided by (used in) operating activities	$2,899,300	$(659,687)
Net cash used in investing activities	(191,799)	(35,716)
Net cash provided by (used in) financing activities	(2,812,813)	883,374
Exchange rate effect on cash	18,129	6,909
Net cash (outflow) inflow	$(87,183)	$194,880

Net cash provided by (used in) operating activities

Cash has historically been generated from operations and advances from shareholders. The cash flow from operating activities in 2011 was principally attributable to the net income of $2,250,648 generated during the year and the increase in accrued expense of $43,555, partially offset by an increase of $485,502 in inventory.

Net cash used in investing activities

Net cash used in investing activities was $191,799 for 2011, mainly attributable to $191,211 used to purchase and install of equipment for future gold refining when the Company obtains official mining rights.

Net cash provided by (used in) financing activities

Net cash used in financing activities was $2.81 million in 2011, compared to net cash provided by financing activities of $0.88 million in 2010. The net cash used in financing activities in 2011 was due to a $2.79 million repayment of a long-term payable to contractors and a $4.79 million repayment to a related party with the proceeds from short-term borrowing of $0.13 million and shareholder’s capital contribution of $4.64 milliom, while in 2010, we generated $0.88 million from a loan from a related party.

Working capital at December 31, 2011 increased from a deficit of $6,449,364 at December 31, 2010 to a deficit of $419,769 which was driven by decreased payables to contractors and related parties. The Company had no bank loans at December 31, 2011. Our customer is a state-owned company and has dependable credit. We believe our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next 12 months, and our capital needs, if any, for production facilities at the Zhuolu Mine. Currently, there are no significant capital improvements planned for our production facilities at the Zhuolu Mine. The Company might need to raise additional capital if it decides to make one or more substantial acquisitions of mineral rights or other production facilities. There can be no guarantee we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our Board of Directors. If we cannot obtain the financing necessary to complete any potential acquisition our ability to expand our operations will be hindered.

At December 31, 2010, the Company owed four shareholders $4,677,850 for working capital needs. . Those borrowings were non-interest bearing and payable on demand. At December 31, 2011, the Company has paid in full all shareholders’ borrowings from the proceeds with shareholder’s additional capital contribution.

Shareholders	2010
JiaZhen Liu	$2,000,695
JianHua Zhang	1,469,189
Kexin Qi	566,234
Ying Li	641,732
Total	$4,677,850

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following table summarizes our contractual obligations as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$872,891	$872,891	$-	$-	$-

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

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which were prepared in accordance with US GAAP. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentations

Our financial statements are prepared in accordance with US GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).

Method of Accounting

We maintain our general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by us conform to US GAAP and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

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

Inventory

Inventory consists of iron ore, iron ore concentrate and supplies. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average basis method and including labor costs and all expenditures incurred in the course of production.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using shorter of useful life of the property or the unit of depletion method. For shorter lived assets straight-line method over estimated lives ranging from 3 to 20 years is used as follows:

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

Sales represent the invoiced value of iron ore and iron ore concentrate, net of value-added tax (“VAT”). All of the Company’s iron ore concentrate sold in the PRC is subject to a VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency is the Renminbi (“RMB”). For financial reporting purposes, RMB was translated into United States Dollars (“USD” or “$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

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

SFAS 131 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment – iron ore processing.

Recent Accounting Pronouncements

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2011, The FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that company’s present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Item 7A	Quantitative And Qualitative Disclosures About Market Risk.

This item does not apply to smaller reporting companies.

Item 8	Financial Statements And Supplementary Data.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

Item 9	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

Resignation of M&K CPAs, PLLC, as independent registered public accounting firm

On September 23, 2010, the Company was notified by the U.S. Securities and Exchange Commission (“SEC”) that it had received a letter from the Company’s former audit firm, M&K CPAs, PLLC (“M&K”), that M&K had ceased its relationship with the Company and had resigned as the Company’s independent registered public accounting firm.  Prior to September 23, 2010, the Company had not received any communication from M&K regarding its resignation and, as of the date of this report, has not received any such communication.  As of the date of this report, the Company has not seen a copy of the letter received by the SEC.
 The report of M&K on the Company’s financial statements as of and for the year ended December 31, 2008, contained no adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope, or accounting principle, except that the report expressed a concern regarding the Company’s ability to continue as a going concern.  At the time of M&K’s resignation, the Company has not filed a Form 10-K for the year ended December 31, 2009 and, as a result, M&K did not express an opinion as to the Company’s financial statements as of and for the year ended December 31, 2009.

During the recent fiscal years ended December 31, 2009 and December 31, 2008 and the subsequent period through June 30, 2010, there were no (i) disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to M&K’s satisfaction, would have caused M&K to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

Engagement of Paritz & Co. as independent registered public accounting firm

On May 1, 2011, the Company approved the engagement of Paritz & Co. as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2009, December 31, 2010 and December 31, 2011. During the two most recent fiscal years and the subsequent interim period through the date of the resignation of M&K, the Company did not consult with Paritz & Co. regarding any matters described in Item 304(a)(2)(i)or(ii) of Regulation S-K.

Dismissal of Paritz & Company, P.A. as independent registered public accountants

By letter dated October 21, 2011, the Company advised Paritz & Company, P.A. that it had been dismissed as the Company’s independent registered public accountants.

Paritz & Company, P.A. issued an audit report on the financial statements of the Company as at and for the years ended December 31, 2010 and 2009, which did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit of the financial statements of the Company as at and for the years ended December 31, 2010 and 2009 and through the date of this Current Report: (i) there were no disagreements between the Company and Paritz & Company, P.A. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Paritz & Company, P.A., would have caused Paritz & Company, P.A. to make reference to the subject matter of the disagreement in its report on the Company's financial statements for such year or during the interim period through the date of this Report, and (ii) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The dismissal of Paritz & Company, P.A. was approved by the Board of Directors of the Company on October 21, 2011.

The Company provided Paritz & Company, P.A. with a copy of the disclosures in its Current Report on Form 8-K filed on October 27, 2011 reporting the dismissal of Paritz & Company, P.A. (the “October 27, 2011 Form 8-K”), and on October 27, 2011, Paritz & Company, P.A. furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the Company's statements in the October 27, 2011 Form 8-K concerning its dismissal, which was filed as an exhibit to the October 27, 2011 by an amendment to the October 27, 2011 Form 8-K filed on October 27, 2011.

Engagement of Goldman Kurland Mohidin LLP  as independent registered public accountants

On October 31, 2011, the Company engaged Goldman Kurland Mohidin LLP, as its independent registered public accountants for the fiscal year ending December 31, 2011. The decision to engage Goldman Kurland Mohidin LLP was approved by the Board of Directors of the Company on October 21, 2011, and the engagement letter dated October 27, 2011, was countersigned by the Company and returned to Goldman Kurland Mohidin LLP on October 31, 2011.

During the Company's two most recent fiscal years ended December 31, 2010 and 2009 and through the date of this Current Report, the Company did not consult with Goldman Kurland Mohidin LLP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and Goldman Kurland Mohidin LLP did not provide either a written report or oral advice to the Company that Goldman Kurland Mohidin LLP  concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of  Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A	Controls And Procedures.

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2011.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information. None

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Changkui Zhu	48	Director and Chief Executive Officer
Zhengting Deng	45	Director and Chief Financial Officer

Mr. Changkui Zhu, a Director and the Chief Executive Officer of our company since September 29, 2011, has been CEO of Zhuolu Jinxin Mining Co., Ltd. since January 1, 2010, providing fiscal, strategic and operational leadership for the Company. From 1997 to 2009, Mr. Zhu was the Vice President of the Shandong Dashan Mining Co., Ltd., where he collected geology information and conducted evaluations on mining in order to develop and design mining exploration projects. During the period from 1991 to 1997, Mr.Zhu worked as a workshop superintendent in Heibei Jinding Mining Co., Ltd, responsible for providing physical solutions and new techniques to increase mining recovery rates and decrease the impurities rate in the ore.  In 1986, Mr. Zhu graduated from Tianjin Second Institute of Light Industry with a degree in mining. Mr. Chung’s experience in the mining industry qualifies him to serve as a director of the Company.

Mr. Zhengting Deng, a Director and the Chief Financial Officer of our company since September 29, 2011, has been the CFO of Zhuolu Jinxin Mining Co., Ltd. since January 1, 2010.  From 2007 to 2009, Mr. Deng was an independent financial consultant. As an independent consultant, Mr. Deng assisted various companies establish an internal control system and improve their organizational structure and corporate accounting system. From 1995 to 2006, Mr. Deng was a financial manager in Shenzhen Xindawei Printing Co., Ltd. Mr. Deng graduated from Zhongnan University of Economics in 1987 with a degree in Accounting. Mr. Deng’s extensive business and financial experience qualifies him to serve as a director of the Company.

There are no family relationships among any of our officers and directors.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2011 and currently no compensation arrangements are in place for the compensation of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us, we believe that during 2011 all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except that Messrs. Zhu, Deng and the owners of more than 10% of the outstanding shares (Changqing Han, Junyan Tian, Xia Wang and Fenqin Ji) filed their Form 3s three days late.

Item 11 Executive Compensation.

The following table sets forth information concerning compensation awarded to, earned by or paid to the chief executive officer of Target Acquisitions I, Inc. and the chief executive officer of China Jinxin for services rendered in all capacities during the noted periods. No other executive officer of Target Acquisitions I, Inc. or China Jinxin received total annual salary and bonus compensation in excess of $100,000 for the year ended December 31, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Changkui Zhu, Chief Executive Officer (1)	2011	6,269	-	6,269
	2010	6,269	-	6,269
Geoffrey Alison (2)	2011	-	-	-
	2010	-	-	-

(1) Mr. Changkui Zhu has served as Chief Executive Officer of Target Acquisitions I, Inc. since September 29, 2011, the day immediately preceding the acquisition of Real Fortune BVI, and Chief Executive Officer of China Jinxin since January 1, 2010. From May 9, 2011 to September 29, 2011, Mr. Vincent J. McGill, an attorney, who acquired a controlling interest in Target Acquisitions for the benefit of Changkui Zhu, served as President of Target Acquisitions I, Inc., for which he received no compensation.  The compensation shown in this table includes the amounts Mr. Zhu received from China Jinxin prior to the consummation of the acquisition.

(2) Geoffrey Alison served as Chief Executive Officer, President, Chief Financial Officer and Treasurer of Target Acquisitions I, Inc. from March 2009 until May 4, 2011.

Summary of Employment Agreements and Material Terms

Prior to our acquisition of Real Fortune BVI, China Jinxin, our operating affiliate was a private limited company organized under the laws of the PRC, and in accordance with PRC regulations, the salary of our executives was determined by our shareholders.  In addition, each employee is required to enter into an employment agreement.  Accordingly, all our employees, including management, have executed our employment agreement.  Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus.  Mr. Changkui Zhu’s employment agreement provides for an annual salary of RMB 42,000 (approximately $6,269). Mr. Zhengting Deng’s employment agreement provides for annual salary of RMB 21,600 (approximately $3,223). Mr. Zhu's employment agreement terminates on December 31, 2013 and Mr. Deng's terminates on December 31, 2012.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to the officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2011, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.
Our current officers and directors also  serve as the officers of China Jinxin, a private company in China. It is likely that we will need to attract new individuals to serve as officers and directors of our Company and that the compensation to be paid to these individuals will be greater than that previously paid to the management of China Jinxin.   Further, as a public company, we might adopt incentive plans, including stock and option plans, in order to compensate management for services rendered to the Company.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 1, 2012 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.  Subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. As of March 1, 2012, we had outstanding 8,000,100 shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent
Our Directors and Executive Officers:
Changkui Zhu, CEO Section 1, Apt.202, Shenlan Apartment Building 2, Xihu Rd., Nankai District, Tianjin, China	100	*
All Directors and Executive officers as a group (one person owning shares)	100	*

The Owners of More than 5% of Common Stock

Changqing Han Section 65, Apt.105, Yilin Rd., Kuanfuli, Hexi District, Tianjin, China	1,610,400	20.13%

Junyan Tian 3 tiao, #13, Wanxinzhuang Blvd., Hedong District, Tianjin, China	1,035,200	12.94%

Xia Wang Section 1, Apt.101, Building 2, Shiji Garden, Nanmenwai St., Nankai District, Tianjin, China	1,012,000	12.65%

Fengqin Ji #7, Apt 201, Building One, 97 Guangdongshanzhuang Rd., Hedong District, Tianjin, China	999,200	12.49%

Lixin Shi Building 12818, #3, Apt 501, Shiyou Community, Nanpi Zhenbei St., Cangzhou City, Heibei, China	666,400	8.33%

Jiazhen Liu Section 1, Apt 609, Building 7, Quxizhongli, Chengyin Rd., Hedong District, Tianjin China	608,000	7.60%
______
* Less than 1%

Changes in Control

On May 4, 2011, Robert L. B. Diener assigned and transferred an aggregate of 5,000,000 shares of common stock of the Company, representing all of the then outstanding shares of the Company’s common stock, to Peter C. Zachariou. This transaction represented a change in the control of the Company.

Upon the consummation of the sale, on May 4, 2011, Geoffrey Alison, resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company.  Immediately prior to his resignation, Mr. Alison appointed Peter C. Zachariou as a Director of the Company. The Company’s Board of Directors then elected Mr. Zachariou to the offices of President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

On May 9, 2011, Peter Zachariou assigned and transferred the 5,000,000 shares of common stock he had purchased from Mr. Diener to Vincent J. McGill, an attorney, for the benefit of Changkui Zhu. This transaction represented a change in the control of the Company.

Upon the consummation of the sale, on May 9, 2011, Mr. Zachariou resigned as the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company.  Immediately prior to his resignation, Mr. Zachariou appointed Vincent J. McGill a Director of the Company. The Company’s Board of Directors then elected Mr. McGill to the offices of President, Chief Financial Officer and Secretary of the Company.  Mr. McGill resigned all of his positions with the Company on September 29, 2011. Immediately prior to his resignation, Mr. McGill appointed Changkui Zhu and Zhengting Deng as Directors of the Company. The Company’s Board of Directors elected Changkui Zhu as Chief Executive Officer of the Company and Zhengting Deng as Chief Financial Officer of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2011.

(c)
Number of securities
	(a)		remaining available
	Number of	(b)	for future issuance
	securities to be	Weighted-average	under equity
	issued upon	exercise price of	Compensation
	exercise of	outstanding options	plans (excluding
	outstanding	under equity	securities reflected in
Plan Category	options	compensation plans	column (a))

Equity compensation
plan approved by
security holders	None	--	None

Equity compensation
plans not approved by
security holders	None	--	None

Total	None	--	None

Item 13	Certain Relationships And Related Transactions, And Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since the January 1, 2009, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On May 9, 2011, prior to the Acquisition, China Tongda and China Jinxin and its shareholders entered into the VIE Agreements pursuant to which China Jinxin became China Tongda’s contractually controlled affiliate.  The use of VIE agreements is a common structure used to acquire control of PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.  The VIE Agreements included:

(1)
Management Entrustment Agreement: Pursuant to this Agreement China Tongda has the right and obligation to manage all aspects of the operations of China Jinxin and the Board of Directors and shareholders of China Jinxin may not take any actions without the consent of China Tongda. The scope of the authority granted to China Tongda includes, but is not limited to, the right to make all major decisions, the right to manage the assets, capital and finances of China Jinxin, authority for all decisions related to human resources, daily operation management and technical support. To facilitate its exercise of such rights, China Tongda has been granted powers of attorney by the shareholders of China Jinxin granting China Tongda the right to participate in all shareholders’ meetings of China Jinxin and to make all significant decisions at such meetings, including the designation  of candidates for election to the Board of China Jinxin. In consideration of its services, China Tongda shall be paid quarterly an amount equal to the pre-tax profits of China Jinxin and shall be required to pay to China Jiinxin the amount of any loss incurred by China Jinxin within 30 days of a request for payment. Further, if China Jinxin is unable to pay its debts, China Tongda will be responsible therefor.  Similarly, if losses sustained by China Jinxin result in a capital deficiency, China Tongda shall be obligated to make up the deficiency.  To facilitate China Tongda’s management of China Jinxin, China Tongda shall have access to and the right to maintain all books and records and other relevant documentation of china Jinxin.  Further, during the term of the Management Entrustment Agreement, without the consent of China Jinxin, China Jinxin will not issue, purchase or redeem any of its equity securities; issue any debt or create any liens upon its property or assets, other than for expenses incurred in the ordinary course of business and permitted exceptions; or declare or pay any dividends The term of the Management Entrustment Agreement is for an initial period of thirty years, or until May 9, 2041, and will be extended automatically for successive ten year periods thereafter, except that the agreement will terminate (i) at the expiration of the initial thirty-year term, or any ten-year  renewal term, if China Tongda notifies China Jinxin not less than 30 days prior to the applicable expiration date that it does not want to extend the term, (ii) upon prior written notice from China Tongda, or (iii) upon the date China Tongda acquires all of the assets or at least 51% of the equity interests of China Jinxin.

(2)
Exclusive Purchase Option Agreement: Pursuant to this Agreement China Jinxin and each of China Jinxin’s shareholders granted to China Tongda an exclusive option to purchase all of the assets or outstanding shares of China Jinxin at such time as the purchase of such assets or shares is permissible under the laws of the PRC.  The options are for an initial period of thirty years and will renew automatically for successive periods of ten years each unless voluntarily terminated by China Tongda. At such time during the term as China Tongda determines to exercise its option to purchase either the assets or equity of china Jinxin it shall send a notice to China Jinxin ot its shareholders, as the case may be.  Upon receipt of such notice,  China Jinxin or its shareholders shall take such steps and execute such documents as are necessary to transfer the assets or shares.Unless an appraisal is required by the laws of China, the purchase price of the assets or outstanding equity shall be equal to the lower of (i) the actual registered capital of China Jinxin and (ii) RMB 500,000 (approximately $78,000); provided that if the laws of the PRC do not permit the purchase at that price, the purchase price shall be the lowest price allowed under the laws of the PRC.  All taxes relating to such purchase shall be borne by China Tongda.

(3)
Power of Attorney: Each shareholder of China Jinxin entered into a Power of Attorney irrevocably authorizing China Tongda to exercise all of its rights as a shareholder of China Jinxin. The rights granted include,  without limitation, the right to: (i) attend the shareholders’ meetings of China Jinxin  and execute actions by written consent; (ii) exercise all of  holder’s rights as a shareholder under the laws of the PRC and the Articles of Association of China Jinxin, including but not limited to the right to  transfer or pledge or dispose of the grantor’s shares in China Jinxin; (iii) designate and appoint  the legal representatives, Chairman of the board of directors, directors, supervisors, the chief executive officer, the chief financial officer and other senior management members of China Jinxin; (iv) execute the relevant share and/or asset purchase agreements contemplated in the Exclusive Purchase Option Agreement, and to effect the terms of the Equity Pledge Agreement and Exclusive Purchase Option Agreement; and (v) to transfer allocate, or utilize in some other ways the cash dividends and non-cash income of China Jinxin.  The power of attorney shall be in effect as long as the shareholder owns shares of China Jinxin.

(4)
Equity Pledge Agreement: Pursuant to an Equity Pledge Agreement each of the shareholders  of China Jinxin has pledged all of such shareholder’s shares  in China Jinxin as security for the performance by China Jinxin and each of its shareholders of their obligations under the  VIE Agreements. In addition to pledging his shares in the Equity Pledge Agreement, each shareholder has agreed not to impose any encumbrances or restrictions on his shares, not to sell, lease or transfer any of his shares and to provide notice to China Tongda should he receive any notice, order, ruling, verdict or other instrument in relation to the pledged shares or which may affect his ownership of the shares.

The foregoing description of the terms of the Entrusted Management Agreement, the Power of Attorney, the Exclusive Purchase Option Agreement and the Equity Pledge Agreement is qualified in its entirety by reference to the provisions of the agreements filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to this report, respectively, which are incorporated by reference herein.

The shareholders of China Jinxin at the time of entry into the VIE Agreements and the percentage of the outstanding shares of China Jinxin owned by each at that time were as follows: Jianzhen Liu (47.00%), Changqing Han (21.87%), Jinxin Wei (7.18%), Xia Wang (6.33%), Ying Li (3.50%), Jiaqi Liu (3.50%), Jianhua Zhang (3.00%), Junyan Tian (1.79%), Fengqin Ji (1.73%), Lixin Shi (1.16%), Huiqin Wang (1.05%), Wenyan Yang (0.79%), Dengwei Gao (0.46%), Shaofeng Han (0.32%),  and Yuqin Wei (0.32%).

Jiaqi Liu, who owns 3.50% of outstanding shares of China Jinxin, is China Jinxin's supervisor and administrative officer and receives an annual salary of RMB 30, 000 (approximately US$4,800).

Prior to the acquisition of Real Fortune BVI by Target Acquisitions I, Inc., China Jinxin was indebted to certain of its shareholders named below for advances made from time to time for working capital.  This indebtedness, which was non-interest bearing and payable upon demand, has been repaid as of December 31,2011.

Shareholders	2010
JiaZhen Liu	$2,000,695
JianHua Zhang	1,469,189
Kexin Qi	566,234
Ying Li	641,732
Total	$4,677,850
________
* Kexin Qi was a shareholder of China Jinxing at the time the advance was made. In March, 2011, he transferred his shares to WenYan Yang, JunYan Tian and ShaoFeng Han.
The amounts outstanding at December 31, 2010 were the highest amount of indebtedness to each of the individuals during the period and until repayment.

Other than the amounts and shares referenced above, none of the shareholders of China Jinxin received any consideration for entering into the VIE Agreements.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal years ended December 31, 2010 and December 31, 2011:

	Fiscal year ended December 31,
	2011	2010

Audit Fees	$107,809	$80,986
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Board of Directors' Pre-Approval Policies

Our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2011 fiscal year. The Board of Directors also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors has received the written disclosures and the letter from Goldman Kurland Mohidin LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has considered the independence of Goldman Kurland Mohidin LLP from our company.

Our Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2011 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Years Ended 12/31/2011 and 12/31/2010

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Balance Sheets as of December 31, 2011and 2010	F-2
Statements of Income and Other Comprehensive Income (Loss) for the Years Ended December 31, 2011 and 2010	F-3
Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011and 2010	F-4
Statements of Cash Flows for the Years Ended December 31, 2011and 2010	F-5
Notes to Financial Statements	F-6-14

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Description
2.1(1)	Share Exchange Agreement, dated as of October 1, 2011, among Target Acquisitions I, Inc., China Real Fortune Mining Limited (“Real Fortune BVI”), and the shareholders of Real Fortune BVI.
3.1 (2)	Certificate of Incorporation, as amended.
3.2 (3)	Bylaws.
10.1(4)	English translation of Management Entrustment Agreement, dated May 9, 2011, between ZhangJiaKou TongDa Mining Service Co., Ltd. and Zhuolu Jinxin Mining Co., Ltd.
10.2(4)	English translation of Powers of Attorney, dated May 9, 2011.
10.3(4)	English translation of Exclusive Purchase Option Agreements, dated May 9, 2011, among ZhangJiaKou TongDa Mining Service Co., Ltd. and Zhuolu Jinxin Mining Co., Ltd. and its shareholders.
10.4(4)	English translation of Equity Pledge Agreements, dated May 9, 2011, among ZhangJiaKou TongDa Mining Service Co., Ltd. and Zhuolu Jinxin Mining Co., Ltd. and its shareholders.
10.5 (5)	English translation of Lease Agreement, dated December 27, 2006, between Zhuolu County Luanzhuang Township People’s Government and Zhuolu Jinxin Mining Co., Ltd.
10.6 (5)	English translation of form of Long Term Strategic Agreement dated January 16, 2009 between Zhuolu Jinxin Mining Co., Ltd. and Handan Steel Group Company.
10.7 (5)	English translation of Employment Agreement between Zhuolu Jinxin Mining Co., Ltd. and Changkui Zhu.
10.8 (5)	English translation of Employment Agreement between Zhuolu Jinxin Mining Co., Ltd. and Zhengting Deng.
10.9(1)	English translation of Agreement dated March 20, 2010 between Zhuolu Jinxin Mining Co., Ltd. and Baoding Hongye Mechanical Engineering Equipments Company Limited
10.10(1)	English translation of Agreement dated March 20, 2010 between Zhuolu Jinxin Mining Co., Ltd. and Zhuolu Hydraulic and Hydro-Power Engineering Company Limited
16.1 (6)	Letter from Paritz & Company, P.A. to the SEC.
21.1 (5)	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at December 31, 2011 and December 31, 2010, (ii) the Statements of Operations and Comprehensive Income (Loss)  for the years ended December 31, 2011 and 2010, (iii) the Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010, (iv) Statements of Cash Flows for the years ended December 31, 2011 and 2010 and (v) the notes to the Financial Statements.

_________
(1)	Filed as an exhibit to the Company's current report on Form 8-K/A (Amendment No. 3) filed with the SEC on March 13, 2012.
(2)	Filed as exhibit 3.1 to the Company's registration statement on Form 10-SB, filed with the SEC on October 19, 2006, and incorporated herein by this reference.
(3)	Filed as exhibit 3.2 to the Company's registration statement on Form 10-SB, filed with the SEC on October 19, 2006, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's current report on Form 8-K/A (Amendment No. 2) filed with the SEC on January 6, 2012.
(5)	Filed as an exhibit to the Company's current report on Form 8-K/A filed with the SEC on October 6, 2011.
(6)	Filed as exhibit 16.1 to the Company’s current report on Form 8-K/A filed with the SEC on October 27, 2011, and incorporated herein by this reference.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET ACQUISITIONS I, INC.

Date: March 30, 2012	By:	/s/ Changkui Zhu
Changkui Zhu Chief Executive Officer (Principal Executive Officer

	By:	/s/ Zhengting Deng
Zhengting Deng Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2012.

Signature	Title

Chief Executive Officer and a Director
/s/ Changkui Zhu	(Principal Executive Officer)
Changkui Zhu

Chief Financial Officer and a Director
/s/ Zhengting Deng	(Principal Financial Officer)
Zhengting Deng

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Contents

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-2
Consolidated Statements of Income and Other Comprehensive Income for the Years Ended December 31, 2011 and 2010	F-3
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011 and 2010	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	F-5
Notes to Consolidated Financial Statements	F-6-14

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Target Acquisition I, Inc.

We have audited the accompanying balance sheets of Target Acquisitions I, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and consolidated cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Target Acquisitions I, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

Goldman Kurland and Mohidin, LLP
Encino, California
March 29, 2012

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLDIATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
CURRENT ASSETS
Cash & equivalents	$196,116	$283,299
Inventory	672,127	165,979
Total current assets	868,243	449,278
NONCURRENT ASSETS
Property and equipment, net	9,596,034	10,088,433
Asset retirement cost, net	1,585,358	1,522,778
Intangible assets	598,205	606,663
Construction in progress	196,004	-
Deferred tax assets	3,249	1,854
Total noncurrent assets	11,978,849	12,219,728
TOTAL ASSETS	$12,847,092	$12,669,006

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued liabilities and other payables	$248,768	$71,757
Payable to contractors	872,891	2,038,444
Income tax payable	166,353	160,591
Advance from related party	-	4,677,850
Total current liabilities	1,288,012	6,948,642
NONCURRENT LIABILITIES
Long-term payable	-	1,509,958
Asset retirement obligation	1,738,945	1,598,501
Total noncurrent liabilities	1,738,945	3,108,459
Total liabilities	3,026,957	10,057,101
CONTINGENCIES AND COMMITMENT
STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 8,000,100 and 8,000,000 at December 31, 2011 and 2010, respectively.	8,000	8,000
Paid in capital	5,296,312	759,656
Statutory reserves	557,253	321,922
Accumulated other comprehensive income	542,252	118,552
Retained earnings	3,416,318	1,403,775
Total stockholders' equity	9,820,135	2,611,905
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,847,092	$12,669,006

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Net sales	$10,148,609	$12,761,246
Cost of goods sold	5,616,801	7,167,555
Gross profit	4,531,808	5,593,691
Operating expenses
General and administrative	1,408,698	1,244,740
Income from operations	3,123,110	4,348,951
Non-operating income
Interest income	1,636	2,884
Interest expense	(57,367)	-
Financial expense	(583)	(52,883)
Total non-operating expenses, net	(56,314)	(49,999)
Income before income tax	3,066,796	4,298,952
Provision for income tax	816,148	1,096,923
Net income	2,250,648	3,202,029
Other comprehensive income
Foreign currency translation gain	423,700	51,080
Comprehensive Income	$2,674,348	$3,253,109
Basic weighted average shares outstanding	8,000,025	8,000,000
Basic net earnings per share	$0.28	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,250,648	$3,202,029
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Accretion of interest on asset retirement obligation	57,367	52,883
Depreciation and amortization	1,036,881	930,950
Change in deferred tax	(1,268)	(1,813)
(Increase) decrease in current assets:
Inventory	(485,502)	(162,379)
Increase (decrease) in current liabilities:
Accounts payable	-	(4,890,522)
Accrued liabilities and other payables	43,555	52,056
Income taxes payable	(2,381)	157,109
Net cash provided by (used in) operating activities	2,899,300	(659,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(191,211)	-
Acquisition of property, plant & equipment	(588)	(35,716)
Net cash used in investing activities	(191,799)	(35,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term payable	(2,786,877)	-
Repayment to related party	(4,799,430)	-
Advance from related party	-	883,374
Proceeds from short-term borrowing	128,700	-
Capital contribution	4,644,794	-
Net cash (used in) provided by financing activities	(2,812,813)	883,374

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	18,129	6,909
NET (DECREASE) INCREASE IN CASH & EQUIVALENTS	(87,183)	194,880
CASH & EQUIVALENTS, BEGINNING OF YEAR	283,299	88,419
CASH & EQUIVALENTS, END OF YEAR	$196,116	$283,299
Supplemental Cash flow data:
Income tax paid	$819,803	$941,628
Interest paid	$-	$-
Supplemental disclosure of non-cash investing activities:
Transfer from construction in progress to fixed assets	$-	$3,953,577

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Shares	Amount	Additional paid in capital	Statutory reserves	Accumulated Earning (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance at January 1, 2010	8,000,000	$8,000	$759,656	$-	$(1,476,332)	$67,472	$(641,204)
Statutory reserve	-	-	-	321,922	(321,922)	-	-
Net income for the year	-	-	-	-	3,202,029	-	3,202,029
Foreign currency translation adjustment	-	-	-	-	-	51,080	51,080

Balance at December 31, 2010	8,000,000	8,000	759,656	321,922	1,403,775	118,552	2,611,905
Capital contribution	-	-	4,536,656	-	-	-	4,536,656
Reorganization and recapitalization	100	-	-	-	(2,774)	-	(2,774)
Net income	-	-	-	-	2,250,648	-	2,250,648
Statutory reserve	-	-	-	235,331	(235,331)	-	-
Foreign currency translation gain	-	-	-	-	-	423,700	423,700

Balance at December 31, 2011	8,000,100	$8,000	$5,296,312	$557,253	$3,416,318	$542,252	$9,820,135

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2011 AND 2010

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Target Acquisitions I, Inc. (“the Company” or “Target”) was incorporated in the state of Delaware on June 27, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

Effective October 1, 2011, the Company entered into and closed a share exchange agreement, with China Real Fortune Mining Limited (“Real Fortune BVI”), and the shareholders of Real Fortune BVI, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Real Fortune BVI for 8,000,000 of the Company’s common shares.  Immediately prior to the consummation of the Share Exchange Agreement, there were 100 shares of the Company’s common stock outstanding (after retirement of 4,999,900 common shares). Upon completion of the foregoing transactions, the Company had 8,000,100 shares of common stock issued and outstanding.  Real Fortune BVI was incorporated on September 13, 2010 in the British Virgin Islands (“BVI”) to serve as an intermediate holding company.

The acquisition of Real Fortune BVI was accounted for as a recapitalization effected by a share exchange, wherein Real Fortune BVI is considered the acquirer for accounting and financial reporting purposes with no adjustment to the historical basis of its assets and liabilities. Real Fortune BVI’s shareholders become the majority shareholders and have control of the Company and, Target was a non-operating public shell prior to the acquisition. As a result of the acquisition of Real Fortune BVI, Target is no longer a shell company. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction in substance, rather than a business combination. As a result, the accompanying consolidated financial statements have been retroactively restated to reflect the recapitalization.

Zhangjiakou Tongda Mining Technologies Service Co., Ltd. (China Tongda) was incorporated on August 17, 2010 as a wholly foreign owned entity under the laws of the People’s Republic of China (“PRC”).  China Tongda is 100% incorporated and owned by Real Fortune Holding Limited (“Real Fortune HK”), a company incorporated and registered in Hong Kong on April 23, 2010 by Changkui Zhu, the CEO of the Company, who then owned 100% of the ownership interests of Real Fortune HK. On April 14, 2011, Mr. Zhu sold 100% of his ownership interest in Real Fortune HK to Real Fortune BVI for HKD 10,000 ($1,286), which was the registered share capital of Real Fortune HK. Both Tongda and Real Fortune HK had no operations at the time of ownership transfer.  Accordingly, since April 14, 2011, Real Fortune HK has been 100% owned by Real Fortune BVI.  Real Fortune BVI is ultimately owned by a group of shareholders who are the shareholders of Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”). Therefore, China Tongda was directly controlled by Real Fortune HK, and Real Fortune HK was directly controlled by Real Fortune BVI prior to the execution of a series of contractual agreements between China Tongda and China Jinxin in May 2011, described below.

China Jinxin was incorporated in China on December 21, 2006. The Company is engaged in iron ore processing and the production of iron ore concentrate in the PRC. The main product of the Company is iron ore concentrate.

On May 9, 2011, China Jinxin and its shareholders entered into a series of agreements, including a Management Entrustment, an Exclusive Purchase Option and Equity Pledge Agreements with China Tongda, and each shareholder of China Jinxin granted China Tongda an irrevocable power of attorney to appoint China Tongda as his attorney-in-fact to exercise all of its rights as equity owner of China Jinxin. According to these agreements, WFOE acquired management control of China Jinxin whereby WFOE is entitled to all net profits of China Jinxin as a management consultation and technical supporting fee, and is obligated to manage and fund China Jinxin’s operations and pay its debts. As a result of these agreements, China Tongda is considered the primary beneficiary of China Jinxin, and China Tongda must consolidate the results of operations of China Jinxin, as China Tongda contractually controls the management of China Jinxin and China Jinxin granted an irrevocable proxy to China Tongda or its designee as defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), included in ASC Topic 810, Consolidation, an Interpretation of Accounting Research Bulletin No. 51, which requires certain VIEs to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

The Management Entrustment Agreement is for 30 years, or until May 9, 2041, and will be extended automatically for successive ten year periods thereafter, except that the agreement will terminate (i) at the expiration of the initial thirty-year term, or any ten-year renewal term, if WFOE notifies China Jinxin not less than 30 days prior to the applicable expiration date that it does not want to extend the term, (ii) upon prior written notice from WFOE, or (iii) upon the date WFOE acquires all of the assets, or at least 51% of the equity interests, of China Jinxin. The term of each Exclusive Purchase Option Agreement is 30 years, or until May 9, 2041, and will be extended automatically for successive ten year periods thereafter, unless WFOE notifies China Jinxin and the shareholder of China Jinxin granting the option not less than 30 days prior to the applicable expiration date that it does not want to extend the option.

China Jinxin’s results of operations, assets and liabilities are consolidated in the Company’s financial statements from the earliest period presented.  The Group’s structure as of December 31, 2011 is as follows:

Target Acquisitions I, Inc. (“Target”)

China Real Fortune Mining Limited (Real Fortune BVI)

Real Fortune Holding Limited (Real Fortune HK)
Off-shore
On-shore
Zhangjiakou Tongda Mining Technologies Service Co., Ltd (China Tongda or WFOE)	◄------------------------------------► VIE Agreement	Zhuolu Jinxin Mining Co., Ltd (China Jinxin)

Through contractual arrangements between China Tongda and China Jinxin, the Company effectively controls China Jinxin’s daily operations and financial affairs. As a result of these agreements, China Tongda is considered the primary beneficiary of China Jinxin (see Note 2) and accordingly, China Jinxin’s results of operations and financial condition are consolidated in the group financial statements.

All issued and outstanding shares of China Jinxin are ultimately held by fifteen Chinese citizens.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). Target and Real Fortune BVI’s functional currency is the US Dollar (‘‘USD’’), Real Fortune HK’s functional currency is Hong Kong Dollar (‘‘HKD’’) and China Tongda’s and China Jinxin’s functional currency is Chinese Renminbi (‘‘RMB’’). The accompanying financial statements were translated from functional currencies and presented in US Dollars ($).

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and VIE subsidiary for which the Company’s subsidiary China Tongda is the primary beneficiary. All transactions and balances among the Company, its subsidiaries and VIE subsidiary were eliminated in consolidation.

The Company follows FIN 46R, ASC 810, Consolidation, which requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

In determining China Jinxin is the VIE of China Tongda, the Company considered the following indicators, among others:

China Tongda has the right to control and administer the financial affairs and operations of China Jinxin and to manage and control all assets of China Jinxin. The equity holders of China Jinxin as a group have no right to make any decision about China Jinxin’s activities without the consent of China Tongda. China Tongda should be paid on a quarterly basis, the management consulting and technical support fees in principle equal all pre-tax profits, if any, of that quarter. If there are no earnings before taxes and other cash expenses, then no fee shall be paid. If China Jinxin sustains losses, they will be carried to the next period and deducted from the next service fee. China Jinxin has the right to require that China Tongda pay China Jinxin the amount of any loss incurred by China Jinxin.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had $0 allowances at December 31, 2011 and 2010.

Inventory

Inventory consists of iron ore, iron ore concentrate and supplies. Inventory is valued at the lower of average cost or market, cost being determined on a moving weighted average basis method; including labor and all production overheads.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using shorter of useful live of the property or the unit of depletion method. For shorter lived assets the straight-line method over estimated lives ranging from 3 to 20 years is used as follows:

Office Equipment	3-5 years
Machinery	10 years
Vehicles	5 years
Building	20 years

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2011 and 2010, there were no impairments of its long-lived assets.

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

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), codified in FASB ASC Topic 740. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2011 and 2010 the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and short-term debt, carrying amounts approximate their fair values due to their short maturities.  ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

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

As of December 31, 2011 and 2010 the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of China Jinxin is RMB. For financial reporting purposes, RMB was translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

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

The Company uses SFAS No. 130 “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for 2011 and 2010 consisted of net income and foreign currency translation adjustments.

Earnings per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

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

New Accounting Pronouncements

In September 2011, FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2011, The FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that company’s present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income (“OCI”) on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

3.   INVENTORY

Inventory consisted of the following at December 31, 2011 and 2010:

	2011	2010
Material	$18,102	$165,979
Finished goods	654,025	-
Total	$672,127	$165,979

4.   MINING RIGHTS

The Company is currently negotiating with the Department of land and resources of Hebei Province and local Zhuolu county government to obtain the rights to mine in the geographical location where it currently mines. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted. The Company used $0.38 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in accounting estimate.

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010
Building	$6,921,560	$6,585,238
Production equipment	4,064,463	3,866,395
Transportation equipment	1,206,957	1,148,310
Office equipment	89,675	85,318
	12,282,655	11,685,261
Less: Accumulated depreciation	(2,686,621)	(1,596,828)
	$9,596,034	$10,088,433

Depreciation for 2011 and 2010 was $983,600 and $873,000, respectively.

6.   ADVANCE FROM RELATED PARTY

At December 31, 2010, the Company owed four shareholders in the amount of $4,677,850 for working capital needs. . Those borrowings were non-interest bearing and payable on demand. At December 31, 2011, the Company had paid in full all shareholders’ borrowings from the proceeds with shareholder’s additional capital contribution.

2010
Shareholder - Liu, Jiazhen	$2,000,695
Shareholder - Zhang, Jianhua	1,469,189
Shareholder - Qi, Kexin	566,234
Shareholder - Li, Ying	641,732
Total	$4,677,850

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

Intangible assets consisted of the following at December 31, 2011 and 2010:

	2011	2010
Land use rights	$788,842	$750,511
Less: Accumulated amortization	(190,637)	(143,848)
Net	$598,205	$606,663

Amortization of intangible assets for 2011 and 2010 was $38,478 and $36,700, respectively.   Annual amortization for the next five years from December 31, 2011, is expected to be: $38,000, $38,000, $38,000, $38,000 and $38,000.

8.   ASSET RETIREMENT COST AND OBLIGATION

Under local environmental regulations, the Company is obligated at the end of the mines useful life to restore and rehabilitate the land that is used in the mining operation. The Company estimates it would cost $1.6 million (RMB 10.23 million) for such efforts.

The Company uses Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, codified in FASB ASC Topic 410. This Statement generally requires that the Company’s legal obligations associated with the retirement of long-lived assets be recognized at fair value at the time the obligations are incurred. Obligations are incurred at the time development of a mine commences for underground mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using DCF techniques and is accreted over time to its expected settlement value. Per FASB ASC 410-20-25-5, upon initial recognition of a liability for an asset retirement obligation, the Company capitalizes an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. Amortization of the related asset is calculated on a unit-of-production method by amortizing the total estimated cost over the salable reserves of 7,881,330 tons, multiplied by the production during the period. The Company reviews its asset retirement obligation at least annually and makes necessary adjustments for permit changes as granted by state authorities and for revisions of estimates of the amount and timing of costs. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset.

The basis for amortizing the capitalized costs over the 7,881,330 tons of saleable reserves is that the 7,881,330 tons reserve is the amount of tons the Company can produce and sell, which is the basis of payment for the mining rights.  The Company has not yet obtained the legal mining right as of today; however the Company has built production facilities on the Zhuolu mine and conducts mining operations, and is expect to obtain the mining right in the near future. Given the fact the Company is currently mining the property, obtaining the right is a ministerial act. As a result of the commencement of mining operations, the Company became obligated for the asset retirement obligation and account for land subsidence, restoration, rehabilitation and environmental protection.

Asset Retirement Cost at December 31, 2011 and 2010 was:

	2011	2010
Asset retirement cost	$1,623,324	$1,544,446
Less: Accumulated amortization	(37,966)	(21,668)
Net	$1,585,358	$1,522,778

Amortization for asset retirement cost for 2011 and 2010 was $14,820 and $21,081, respectively.

Changes in Asset Retirement Obligation for 2011 and 2010 consisted of the following:

	2011	2010
Balance at Beginning of Year	$1,598,501	$1,544,446
Accretion of interest expense	57,367	52,883
Foreign currency translation gain	83,077	1,172
Balance at End of Year	$1,738,945	$1,598,501

9.   CONSTRUCTION IN PROGRESS

The construction in progress represented purchase of equipment and installation for future gold refining from the ore. As of December 31, 2011 and 2010 the balance was $196,004 and $0, respectively.

10.   DEFERRED TAX ASSETS

Deferred tax asset is the difference between the tax and book amortization of asset retirement cost.

11.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2011 and 2010:

	2011	2010
Accrued payroll	$29,380	$22,802
Accrued mining rights cost	70,209	40,069
Accrued electricity expense	9,207	-
Other payable – short term borrowing	128,700	-
Other	11,272	8,886
Total	$248,768	$71,757

The short-term borrowing was from a third party for capital contribution of China Tongda by Real Fortune HK, which bears no interest and payable on demand.

12.   PAYABLE TO CONTRACTORS AND LONG-TERM PAYABLE

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction Company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012, which was recorded as a non-current liability.  During 2011, the Company paid $2.86 million (RMB 18.0 million).

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

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%
Other	1.6%	0.5%
Tax per financial statements	26.6%	25.5%

The provisions for income tax for 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense - current	$817,416	$1,098,736
Income tax expense (benefit) - deferred	(1,268)	(1,813)
Total income tax expense	$816,148	$1,096,923

14. MAJOR CUSTOMER AND VENDORS

One customer accounted for 100% of the Company’s sales for 2011 and 2010. The Company made a long-term (ten year) strategic contract with Handan Steel Group Company (“HSG”) a state-owned enterprise, and agreed to sell to HSG. The selling price was determined based on market value after deduction of the cost for ensuring the Company a proper profit margin. HSG agreed to purchase all the Company’s products regardless of the change of the market. The Company is economically dependent on HSG. However, with the high demand of iron ore concentrate in China, the Company believes there are other buyers available if HSG is unable to execute the contract. The Company ceased its sales in the three months ended March 31, 2011 due to the PRC government’s energy saving and emission reduction plan. The sales were resumed in the second quarter of 2011. The accounts receivable balance due was $0 at December 31, 2011 and 2010.

There were three vendors providing 100% of the Company’s purchases of raw material for 2011 and 2010. For 2011, three vendors accounted for 48%, 36% and 16% of raw material purchases. For 2010, three vendors accounted for 46%, 39% and 15% of raw material purchases. Accounts payable to these vendors was $0 at December 31, 2011 and 2010.

15.   STATUTORY RESERVES

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund. The Company did not make any contribution to this fund during 2011 or 2010.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

16.   CONTINGENCIES AND COMMITMENTS

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

All mineral resources in China are owned by the state.  Thus, the Company’s ability to obtain iron ore is dependent upon the ability to obtain mineral rights from the relevant state authorities or purchase ore from another party that has obtained mining rights from the state.  It is generally not feasible to transport iron ore any significant distance before processing.  The Company has yet to obtain long term rights to any iron mine and there is no assurance that the Company will be able to do so. Although the Company has extracted iron ore from the Zhuolu Mine on which the Company’s production facilities are located, the Company does not have the right to do so and can be subjected to various fines and penalties.  The Company is not able to determine the amount of fines and penalties at current stage; however, the Company believes the fine and penalty is negotiable with the authority. If the Company is not able to obtain mining rights to the Zhuolu Mine in the future, the Company will have to cease mining operations at the Zhuolu Mine and the Company will seek to acquire iron ore from third parties.  The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.