Form 10-K/A
period 2011-12-31
Target Acquisitions I, Inc.
filed 2012-08-02
CIK 1440208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This amendment is being filed to amend the following items in response to a letter of comment we received from the Staff of the Division of Corporation Finance, Securities and Exchange Commission, and includes a restatement of consolidated financial statements previously filed:

Part I: Item 1 (Business) and Item 1A (Risk Factors);
Part II: Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 8 (Financial Statements and Supplementary Data) and Item 9A (Controls and Procedures);
Part III: Item 13 (Certain Relationships and Related Transactions, and Director Independence); and
Part IV: Item 15 (Exhibits and Financial Statement Schedules).

INDEX
TARGET ACQUISITIONS I, INC.

		PAGE NO.
PART I

Item 1	Business	1
Item 1A	Risk Factors	22

Part II

Item 7	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	42
Item 8	Financial Statements And Supplementary Data	51
Item 9A	Controls And Procedures	51

Part III

Item 13	Certain Relationships And Related Transactions, And Director Independence	53

Part IV

Item 15	Exhibits And Financial Statement Schedules	57

Signatures		59

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

i

●	our ability to produce concentrated iron powder at a profitable margin;
●	the uncertainty of acquiring mining rights in the areas around the production facilities;
●	the impact that a downturn or negative changes in the steel market may have on sales;
●	our ability to obtain additional capital to fund our expansion;
●	economic, political, regulatory, legal and foreign exchange risks associated with our operations; and
●	the loss of key members of our senior management.

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
“US dollars,” “dollars” and “$” refer to the legal currency of the United States; and
“tons” or “tonnes” refer to metric tonnes (2,205 pounds).
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

http://www.hkexnews.hk/listedco/listconews/sehk/2011/0920/03788_1166978/E114.pdf and http://corpsv.etnet.com.hk/data/documents/ipo/LTN20110621027/114_e.pdf

ii

PART I

Item 1	Business.

Business Overview

We operate our business in China through China Jinxin, our variable interest entity which we  control through a series of agreements described below under the caption “Acquisition of Real Fortune BVI” referred to herein as the “VIE Agreements.” China Jinxin is an early stage mining company which currently processes iron ore at its production facilities located in Hebei Province. China Jinxin currently does not own any mines or hold any mining rights.

The PRC government continues to exercise substantial control over many sectors of the Chinese economy.  Part of this control is obtained through regulations.  Among these are regulations on foreign ownership of certain companies and regulations on the ability of Chinese citizens to shift ownership of domestic Chinese companies to offshore enterprises.  In August 2006, the Ministry of Commerce, or MOFCOM, the China Securities Regulatory Commission, or CSRC, the State-owned Assets Supervision and Administration Commission, the State Administration of Taxation, or SAT, the State Administration of Industry and Commerce and the State Administration of Foreign Exchange, or SAFE, jointly promulgated the “Rules on the Mergers and Acquisition of Domestic Enterprises by Foreign Investors,” which became effective in September 2006, and were amended on June 22, 2009.  These rules are referred to herein as the “M&A Rules.” The M&A Rules confirmed that MOFCOM is a key regulator for mergers and acquisitions in China and require MOFCOM approval of a broad range of mergers, acquisitions and investment transactions.  Among other things, the M&A Rules include provisions that purport to require that an offshore special purpose vehicle, or SPV, controlled directly or indirectly by PRC companies or individuals, formed for the purpose of offering their equity interests in domestic companies they control, must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.

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

The shareholders of China Jinxin desire to access the capital markets outside of China to expand its operations.  These shareholders believe that prior consent of the CSRC would be required if they were to cause the shares of China Jinxin to be owned by a foreign entity but that consent would not be required if they and China Jinxin entered into the VIE Agreements with China Tongda, even if China Tongda was owned by a foreign entity.Through these contractual arrangements or VIE Agreements, acting through China Tongda, we have the ability to substantially influence China Jinxin’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements pursuant to generally accepted accounting principles in the United States (“US GAAP”), we are considered the primary beneficiary of China Jinxin. The shareholders further believed that there was no need to obtain the approval of the CSRC pursuant to the M&A Rules given that:

●	Our Company and its offshore subsidiaries did not acquire an equity interest in any PRC company.

●
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

Although we believe there are no justifiable grounds for the PRC government to terminate or amend the VIE Agreements, the PRC government has taken actions to assert control over businesses whether there was clear authority or precedent for it to do so.  Further, MOFCOM recently issued Announcement No. 53 “Measures on the Security Review System of Foreign Investors Merging and Acquiring Domestic Enterprises” which helps implement Circular 6, the “Notice on Establishing a Security Review System for Acquisition of Domestic Enterprises by Foreign Investors.”  Circular 6 gives the PRC Government authority to determine what transactions affect national security interests and to change the terms of a transaction or cancel it to mitigate national security risks.  Announcement No. 53 makes it clear that use of a VIE structure does not exempt a transaction from review pursuant to Circular 6. The list of industries which may be deemed to implicate national security interests is broad and may be increased by the PRC authorities.  The grant of such broad authority and the absence of relevant guidelines and precedent creates the risk that the PRC authorities, for reasons not known to us, could determine that the VIE Agreements need to be canceled or amended.

Pursuant to the VIE Agreements whereby China Tongda controls the management and operations of China Jinxin, as compensation for its services China Tongda is entitled to receive each month an amount equal to the pre-tax profits of China Jinxin. Through the VIE Agreements, we are irrevocably given the right to control the operations of China Jinxin and to exercise the rights of its shareholders and Board of Directors (“BOD”). The rights we were granted include the right to make all decisions implicating the operational management, financial management, capital management, asset management, human resource management and daily operations of China Jinxin. Pursuant to the VIE Agreements, we also assume all the operational risks associated with China Jinxin and are responsible for any loss incurred by China Jinxin. See “Acquisition of Real Fortune BVI” for a more detailed description of the VIE Agreements.

In connection with their decision to seek to access the capital markets outside of China, the principal shareholders of China Jinxin determined to reduce their effective holdings in China Jinxin by transferring portions of their shares in satisfaction of debts due other individuals, some of whom were shareholders of China Jinxin. These transactions are described in Item 13 (“Certain Relationships and Related Transactions,and Director Independence”).

China Jinxin was established in December 2006 in Zhuolu County, Hebei Province, Northern China. China Jinxin has registered capital of RMB 36 million ($5.7 million). When formed, China Jinxin had registered capital of RMB 6 million ($909,000). China Jinxin currently has 15 shareholders.

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

As a result of its acquisition of Real Fortune BVI, Target Acquisitions I is no longer a shell company. We plan to amend our Certificate of Incorporation to change our name to reflect the current business of our company.

Acquisition of Real Fortune BVI

On October 1, 2011, we completed the Acquisition through a share exchange with the shareholders of Real Fortune BVI, or the Shareholders, whereby Target Acquisitions I acquired 100% of the issued and outstanding capital stock of Real Fortune BVI for 8 million shares of our common stock which effectively constituted 100% of the issued and outstanding capital stock of Target Acquisitions I immediately after the consummation of the share exchange. As a result of the share exchange, Real Fortune BVI became our wholly-owned subsidiary and the former shareholders of Real Fortune BVI became our controlling stockholders.  For accounting purposes, the share exchange transaction with Real Fortune BVI and the Shareholders was treated as a recapitalization of Real Fortune BVI. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the Acquisition, we are referring to the business and financial information of Real Fortune BVI and its consolidated subsidiaries.

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

(1)
Management Entrustment Agreement: Pursuant to this Agreement China Tongda has the right and obligation to manage all aspects of the operations of China Jinxin and the BOD and shareholders of China Jinxin may not take any actions without the consent of China Tongda. The scope of the authority granted to China Tongda includes, but is not limited to, the right to make all major decisions, the right to manage the assets, capital and finances of China Jinxin, authority for all decisions related to human resources, daily operation management and technical support. To facilitate its exercise of such rights, China Tongda has been granted powers of attorney by the shareholders of China Jinxin granting China Tongda the right to participate in all shareholders’ meetings of China Jinxin and to make all significant decisions at such meetings, including the designation of candidates for election to the Board of China Jinxin. In consideration of its services, China Tongda shall be paid quarterly an amount equal to the pre-tax profits of China Jinxin and shall be required to pay to China Jiinxin the amount of any loss incurred by China Jinxin within 30 days of a request for payment. Further, if China Jinxin is unable to pay its debts, China Tongda will be responsible therefor.  Similarly, if losses sustained by China Jinxin result in a capital deficiency, China Tongda shall be obligated to make up the deficiency.  To facilitate China Tongda’s management of China Jinxin, China Tongda shall have access to and the right to maintain all books and records and other relevant documentation of China Jinxin.  Further, during the term of the Management Entrustment Agreement, without the consent of China Tongda, China Jinxin will not issue, purchase or redeem any of its equity securities or debt or create any liens upon its property or assets, other than for expenses incurred in the ordinary course of business and permitted exceptions; or declare or pay any dividends. The term of the Management Entrustment Agreement is for 30 years, or until May 9, 2041, and will be extended automatically for successive 10-year periods thereafter, except that the agreement will terminate (i) at the expiration of the initial 30-year term, or any 10-year  renewal term, if China Tongda notifies China Jinxin not less than 30 days prior to the applicable expiration date that it does not want to extend the term, (ii) upon prior written notice from China Tongda, or (iii) upon the date China Tongda acquires all of the assets or at least 51% of the equity interests of China Jinxin.

(2)
Exclusive Purchase Option Agreement: Pursuant to this Agreement China Jinxin and each of China Jinxin’s shareholders granted to China Tongda an exclusive option to purchase all of the assets or outstanding shares of China Jinxin at such time as the purchase of such assets or shares is permissible under the laws of the PRC.  The options are for an initial period of 30 years and will renew automatically for successive periods of 10 years each unless voluntarily terminated by China Tongda. At such time during the term as China Tongda determines to exercise its option to purchase either the assets or equity of China Jinxin it shall send a notice to China Jinxin or its shareholders, as the case may be.  Upon receipt of such notice, China Jinxin or its shareholders shall take such steps and execute such documents as are necessary to transfer the assets or shares. Unless an appraisal is required by the laws of China, the purchase price of the assets or outstanding equity shall be equal to the lower of (i) the actual registered capital of China Jinxin and (ii) RMB 500,000 ($78,000); provided that if the laws of the PRC do not permit the purchase at that price, the purchase price shall be the lowest price allowed under the laws of the PRC.  All taxes relating to such purchase shall be borne by China Tongda.

(3)
Power of Attorney: Each shareholder of China Jinxin entered into a Power of Attorney irrevocably authorizing China Tongda to exercise all of its rights as a shareholder of China Jinxin. The rights granted include,  without limitation, the right to: (i) attend the shareholders’ meetings of China Jinxin  and execute actions by written consent; (ii) exercise all of  holder’s rights as a shareholder under the laws of the PRC and the Articles of Association of China Jinxin, including but not limited to the right to transfer or pledge or dispose of the grantor’s shares in China Jinxin; (iii) designate and appoint  the legal representatives, Chairman of the BOD, directors, supervisors, the chief executive officer, the chief financial officer and other senior management members of China Jinxin; (iv) execute the relevant share and/or asset purchase agreements contemplated in the Exclusive Purchase Option Agreement, and to effect the terms of the Equity Pledge Agreement and Exclusive Purchase Option Agreement; and (v) to transfer allocate, or utilize in some other ways the cash dividends and non-cash income of China Jinxin.  The power of attorney shall be in effect as long as the shareholder owns shares of China Jinxin.

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

The chart below presents our corporate structure:

Because of the common control of Fortune HK, China Tongda and China Jinxin, for accounting purposes, the acquisition of these entities was treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities.  The restructuring was accounted for using the “as if” pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an "emerging growth company" as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

• a requirement to have only two years of audited financial statements and only two years of related Management's Discussion and Analysis of Financial Condition and Results of Operations disclosure; and

• an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company and if we do, the information that we provide stockholders may be different than you might get from other public companies in which you hold equity.

We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenue, have more than $700 million in market value of our ordinary shares held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

The JOBS Act permits an "emerging growth company" like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Our Industry:

Introduction to iron ore

Iron ore is the main source of iron for the world’s iron and steel industries. It is an essential component used in the production of steel. Approximately 98% of the global supply of iron ore is used in steelmaking. Iron ore refers to rock that contains a sufficient level of iron minerals that can be mined economically for iron. Iron ore is mainly composed of compounds of iron and oxygen (iron oxides) mixed with gangue, or impurities that are not generally utilized commercially. The most common types of iron ore are magnetite and hematite. Other iron ore types that are naturally occurring include limonite, siderite geothite, pyrite, chamosite and greenalite. When heated in the presence of a reductant, iron ore will yield metallic iron (Fe). Iron ore is graded according to size as “lumps” or “fines” based on whether the individual particles have a diameter of more or less than six millimeters. Iron concentrate is the valuable fines that are separated commercially from iron ore in the form of rock with gangue by crushing, grinding, and beneficiation and can be agglomerated before being used in an iron making blast furnace or a direct reduction furnace. Iron ore is used directly as lump ore, or as concentrate or fines converted into pellets or sinter.

China’s iron ore production

According to US Geological Survey (“USGS”) reports and the Mineral Annual Report 2009 issued by USGS, China ranked fourth globally in terms of crude ore reserves, accounting for approximately 13.5% of global crude ore reserves. Also, China was the leading producer of iron ore in terms of iron content and produced approximately 900 million metric tons of iron ore in 2010. The major iron ore reserve areas in China are mainly distributed in Liaoning province, eastern Hebei province, Sichuan province, western Shandong province, southwestern Fujian province, Henan province and Xinjiang province.

China’s iron ore consumption

China is the largest steel consuming country in the world. According to the World Steel Association (“WSA”), China consumed approximately 45.6% of the world’s finished steel in 2010, an increase of 8.5% over the amount consumed in 2009, and it expects the growth rate will be 7.5% and 6.0% for the years 2011 and 2012, respectively. China is one of the fastest growing countries in terms of iron ore demand and the main driver behind the growth of the global iron ore sector. With its substantial demand for iron ore, China is the largest iron ore importer in the world. According to a report titled “China Iron Ore Supply & Demand Forecast 2012-2016” posted on steelease.com, China has been dependent on imported iron ore over the last few years. Below is a graph which shows the Consumption of Domestic and Imported Iron Ores in China:

http://file.smm.cn/Upload/en/2011-09/publication/files/SE_2011%20China%20Iron%20Ore%20Supply%20&%20Demand%20Forecast.pdf

Our Production Facilities

China Jinxin has an iron ore concentrate production line with an annual capacity of 300,000 tons and associated plant and office buildings (hereinafter collectively referred to as "production facilities"), located in Zhangjiakou, Hebei Province (coordinates of N 40°16’-40°17’, E 115°16’~117°17’). The production facilities include among other items, a crushing line, a magnetic separation facility, a tailing disposal line and electric transformers.  China Jinxin started building its facilities in May 2007 and started production in March 2010.  During the six months of 2010 during which our plant was in operation and the seven months of 2011 during which we processed iron ore, we processed 397,860 tons and 326,293 tons, respectively, of crude iron ore from which we recovered 110,569 tons and 70,440 tons, respectively, of iron ore concentrate.

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

The production facilities were granted a Record-keeping Certificate of Fixed Assets Investment by the development and reform commission of the county-level government in July 2007. The evaluation report of the environmental effects of the project was approved by the city-level environmental protection authorities in July 2007. In connection with the development of these facilities China Jinxin acquired the necessary water permit which was originally valid through December 2011 and which was extended until April 13, 2016.

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

Crushing Line:

The crushing line can process up to 8,000 tons of crude iron ore per day. It has 45 crushing machines, six ball mills, three belt conveyors.

Magnetic separation line:

China Jinxin has 24 magnetic separation machines and 16 mechanical flotation machines. The magnetic separators can process up to 8,000 tons of crude iron ore per day. Ore is generally run through the magnetic separators three times before it moves to the next stage of processing.

Tailing disposal line:

The tailing disposal line can process up to 5,000 cubic meters of water per day.  In addition, there is an impounding reservoir on the mine which has a capacity of 50 million cubic meter of water for use in processing iron ore.

Description of Property

The overview of China Jinxin’s production facilities on GOOGLE Earth
(N 40°16’-40°17’, E 115°16’~117°17’)

China Jinxin has leased 15.80 hectares land located on the Zhuolu Mine, on which it built its production facilities and office buildings. This lease was confirmed by the local villagers’ committee and received the relevant approvals from the local township government which entered into appropriate agreements with China Jinxin. Pursuant to such agreements, the lease is from December 30, 2006 to December 30, 2026 and the total compensation was RMB 5,000,000 ($0.75 million).

China Jinxin has constructed five houses at its production facilities. Pursuant to the certificates of ownership, the total area of the houses is 9,755 square meters. The valid period of the corresponding land use right terminates as to 9,646 square meters terminates on August 30, 2009, and the balance terminates on March 6, 2014.  The houses are used as residences by some of our employees which work at the facilities and as offices and guest facilities.   Although the valid period of the corresponding land right terminated as to 9,646 square meters on August 30, 2009, and the balance terminates on March 6, 2014, we have continued to use the houses without interruption and anticipate that such use will not be interrupted so long as we hold a temporary or permanent license to use our production facilities.  Because the use of the houses is not relevant to the production of iron ore concentrate, the loss of the use of our houses would not have a material adverse impact on our operations.

The land occupied by our production facilities was designated for construction. According to Chinese laws and regulations, only state-owned land can be used for construction. However, the land occupied by China Jinxin’s production facilities is not state-owned.  It is currently owned collectively by local villagers.  Thus, questions could be raised by state agencies as to our right to build our facilities. To minimize the possibility that state agencies will challenge our right to use our production facilities, the land has to be acquired by the local government from the local villages and then transferred to China Jinxin.  China Jinxin is working with the authorities to complete this process.  Because the requisite procedures have not been completed, the houses, office buildings and production facilities on the land are subject to limitations on transfer or the granting of mortgages.  Although there is the possibility that the local government will fail to complete the land transfer process, given that the local Ministry of Construction granted us permission to build the production facilities, we believe it is not likely they will do so.  If, however, China Jinxin did not ultimately obtain appropriate rights to the land on which it has built its facilities, its right to operate the facilities could be suspended in which event our business and financial results would be materially adversely affected.

Our Products

To date we have produced iron ore concentrate from iron ore extracted from the state-owned Zhuolu Mine. The concentrate we produced has had a number of commercially attractive characteristics, including high iron content and relatively low levels of impurities, such as sulphur, phosphorus, silicon and titanium, the presence of which is generally undesirable for steel production. As a result, we have been able to efficiently produce high quality iron ore concentrate through simple, low-cost magnetic processing methods. Our iron concentrate have been graded at 66%, sufficient for the production of crude steel which generally requires concentrated iron graded at 63.5%~66%.

We have mined and processed iron ore from the Zhuolu Mine. In connection with the construction of our Facilities we were granted the right to process ore displaced during the course of construction.  However, the ore from the Zhuolu Mine we have mined and processed exceeds what we were permitted to mine, and we have not been granted mining rights by the Department of Land and Resources of Hebei.  Pursuant to the Mineral Resources Law of PRC, promulgated on March 19, 1986, effective on October 1, 1986 and amended on August 29, 1996, and the related implementation rules promulgated on March 26, 1994 (collectively, the “Mineral Resources Law”), any entity which mines without a mining permit shall be ordered to cease mining and compensate for the losses caused; any mineral products and unlawful proceeds it realized shall be confiscated; and it also should receive fines of up to 50% of its unlawful proceeds. If we were sanctioned in accordance with these rules, all of the net income from our mining activities could be confiscated, and we could be subject to fines of up to 50% of the total net income. In such event, our results of operation and financial condition would be materially and adversely affected.

Although we have ceased mining while we upgrade our facilities, the authorities in Hebei know we have mined iron ore in excess of what we were permitted to mine when constructing our facilities and have taken no action to halt our activities.  Nevertheless, if we do not obtain mining rights to the Zhuolu Mine in the future, we may have to cease mining operations at the Zhuolu Mine, in which event we will seek to acquire iron ore from third parties.  The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

The following table sets forth information regarding our production and sales volume of iron ore concentrate for the periods indicated:

	2010	2011
Production volume (ton)	110,569	70,440
Sales volume (ton)	110,569	65,849

Customers

To date, one customer, Handan Steel Group Company (“HSG”), a subsidiary of Hebei Steel and Iron Company, a state owned enterprise, has accounted for nearly 100% of our sales.  China Jinxin has entered into a long-term (10 years) contract with HSG expiring in January 2019 whereby China Jinxin agreed to sell and HSG agreed to purchase all of the output from our production facility. The price we receive for our output is determined by HSG in light of market prices and the quality of our product and is to result in a proper profit margin to us.  If China Jinxin is not satisfied with the price set by HSG it can attempt to renegotiate the price.  China Jinxin withheld deliveries from HSG at the end of 2011 because of its dissatisfaction with the price offered by HSG.  There is no assurance as to what recourse China Jinxin would have if the prices set by HSG were unacceptable.

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

Employees

We currently have 124 full-time employees, the majority of which work at our production facilities. We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law (“LCL”), the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities for our operations in the PRC.  According to the PRC LCL, we are required to enter into labor contracts with our employees and to pay them no less than the local minimum wage.

Our senior management is comprised of a group of highly experienced professionals in the iron ore mining and processing field with an average industry experience exceeding 10 years. We have filled mid-level management positions and other key functions in our Company with specialists to support our senior management. We require our employees to have appropriate education, training and/or work experience in their respective fields. We believe that our management team possesses in-depth knowledge critical to our Company’s success in the iron ore industry and is capable of identifying and seizing market opportunities, formulating sound business strategies, assessing and managing risks, implementing management and production schemes, and increasing our overall profit to maximize our shareholder value. Below is a breakdown table of the number of our employees in each department:

Department	Employee #
Administrative	18
Finance	4
Quality Control	2
Production	34
Exploration	34
Maintenance	32
Total	124

Competition

Iron ore mines are classified by their annual production capacity of iron ore. Large-scale mines have a production capacity greater than 2,000 ktpa. Medium-scale mines have a production capacity between 600 ktpa to 2,000 ktpa. Small-scale mines have a production capacity of less than 600 ktpa. The Chinese iron ore industry is highly fragmented and is dominated by small- medium sized producers, which contribute over 80% of total iron ore output in China every year.

We are in the early stages of our business development and will compete with other iron ore concentrate producers mainly on the basis of price and quality of our output.  If we are successful in obtaining rights to or otherwise acquiring iron ore from mines in the vicinity of our property we believe we will be in a good position to compete with other local concentrate producers because of (i) the high grade and quality of the iron ore in the mines surrounding our property which, if we obtain the output from these mines, will allow us to efficiently produce high grade concentrate and (ii) our close proximity to major potential customers and the associated low transportation costs.  There can be no assurance that we will be successful in obtaining the mining rights we seek and will likely have to compete with other better capitalized companies to obtain such rights.

Because of the economies of transportation, most large iron producers supply their products to steel companies relatively near their facilities. Given that iron ore concentrates tend to be sold on the basis of market prices and that demand for iron concentrates in China currently exceeds the capacity of the larger producers, smaller producers such as us, generally supply their iron ore to the same steel companies as the larger companies and their ability to operate profitably, as well as ours, is determined by their ability to produce at a cost which allows them to operate profitably.  Consequently, we believe that if we have sufficient capital and can obtain access to iron ore from the mines surrounding our facility, we can compete effectively and profitably.

Mining Rights

Iron ore mining enterprises in China must obtain a mining permit and a production safety permit for each mine prior to conducting mining operations.  In connection with the construction of our Facilities we were granted the right to process ore displaced during the course of construction.  However, the ore from the Zhuolu Mine we are currently mining and processing and the ore mined since August 20120, exceeds what we were permitted to mine, and we have not been granted mining rights by the Department of Land and Resources of Hebei or by any other mining authority We have, however, obtained a temporary manufacturing license for metallurgical mineral production, which enables us to process iron ore.  Pursuant to the Mineral Resources Law, any entity which mines without a mining permit shall be ordered to cease mining and compensate for the losses caused; any mineral products and unlawful proceeds it realized shall be confiscated; and it also should receive fines of up to 50% of its unlawful proceeds. If we were sanctioned in accordance with these rules, all of the net income from our mining activities will be confiscated, and we will be subject to fines of up to 50% of the total net income. In such event, our results of operation and financial condition would be materially and adversely affected. So far, we have not received any penalty notice from any relevant authorities.

If we do not obtain mining rights to the Zhuolu Mine in the foreseeable future, we will have to cease mining operations at the Zhuolu Mine and we will seek to acquire iron ore from third parties.  The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

The Zhuolu county government engaged the Hebei Province Institute of Geological Survey (“the Institute”), an independent state-owned authorized geological survey entity, to carry out a geological survey on the Zhuolu Mine. The Institute obtained survey approval from the State Department of Land and Resources of Hebei Province and conducted the survey. In May 2011, the Institute issued its Geological Evaluation Report (“the Report”) and submitted the Report to Department of Land and Resources of Hebei.  The Zhuolu county government has applied to the State Department of Land and Resources of Hebei for mining permit for the Zhuolu Mine (“Mining Rights”) and expects to receive the rights within one year. Once the Mining Rights are granted by the Province, the Zhuolu county government will assign the Mining Rights to outside mining and exploration companies through public bidding.

In its effort to accelerate the process whereby China Jinxin might obtain a mining permit, China Jinxin entered an agreement dated April 11, 2011, with the Zhuolu county government regarding the geological survey of the Zhuolu Mine. Pursuant to this agreement, China Jinxin prepaid all the fees related to the geological survey for the Zhuolu county government, RMB1.98 million ($313,000).   The Zhuolu county government agreed that if China Jinxin obtains the Mining Rights through future public bidding, the amount paid for the survey by China Jinxin will be credited against the total price of the Mining Rights and if China Jinxin does not obtain the Mining Rights, the Zhuolu county government will reimburse the geological survey fees to China Jinxin.  The county government also agreed that if China Jinxin were not to obtain the mining rights it would cause the winning bidder to give China Jinxin priority to purchase the crude iron ores extracted from the Zhuolu Mine.

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

 Research and Development

We had no research and development expenses in 2011 or 2010. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

Our Growth Strategy

Chinese demand for iron or steel products has increased rapidly in recent years.  We believe demand for high quality iron ore concentrate will continue to grow domestically and globally, thus affording us an opportunity to grow and expand our business operations. We intend to seek to grow our business through the acquisition of mines and other production facilities, in particular, by acquiring the right to mine in the areas surrounding our current production facilities.

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

We anticipate all of our acquisitions will be in China.  We also expect that our customer base will increase as we gain access to additional steel manufacturers.

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

China Jinxin obtained on an annual basis temporary metallurgical mineral production licenses issued by Zhangjiakou Metallurgical and Mineral Industrial Administration Agency.  The current temporary license expires December 29, 2012. China Jinxin intends to apply to the Hebei Provincial Government for a formal metallurgical mineral production license after obtaining its mining rights. There can be no assurance China Jinxin will be able to obtain a formal metallurgical production license.  The failure to obtain the licenses necessary to continue to operate would have a material adverse effect on our operations and financial results.

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

 Regulations on Environmental Protection

The major environmental regulations applicable to us include the Environmental Protection Law of the PRC, the Water Pollution Prevention Law of the PRC, the Atmospheric Pollution Prevention Law of the PRC, the Environmental Impact Assessment Law of the PRC and the Law of the PRC on the Prevention and Control of Environmental Pollution by Solid Waste and the Regulations Governing Environmental Protection in Construction Projects. Also, general environmental regulations relating to noise and the treatment of industrial waste are applicable to our operations.

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

China Jinxin entrusted the Environmental Protection and Research Institute of Zhangjiakou city to conduct the environmental impact assessment of its iron ore mining and selecting project, and the Environmental Impact Report was issued in May 2007. Based on this report, Zhangjiakou Environmental Protection Department approved construction of the project on July 26, 2007.

Regulations on Water Drawing

Pursuant to the Regulation on the Administration of the License for Water Drawing and the Levy of Water Resource Fees promulgated on February 21, 2006, effective on April 15, 2006, any entity or individual that draws water resources shall, except for the circumstances prescribed in the Regulation, apply for a license certificate for water drawing, and pay water resource fees. The valid term of a license certificate for water drawing is generally five years, and may not exceed 10 years. If, at expiry of the valid term, the license certificate needs to be renewed, the water drawing entity or individual shall file an application with the organization which granted the certificate within 45 days prior to the expiry of the term. The organization shall, prior to the expiry of the term, decide whether or not to approve the renewal.

China Jinxin received a License for Water Drawing from the local water bureau with yearly water drawing of 20,000 cubic meters of water on December 7, 2006.  In April 2011, China Jinxin renewed the License and the current water license expires on April 13, 2016, with yearly water drawing of 15,000 cubic meters of water per annum.

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

Pursuant to the Provisional Regulations on Requirements for Management Members of Metal and Non-metal Mining Enterprises to Accompany Workers in Descending and Ascending Underground Mines and the Monitoring and Inspection of Compliance Therewith implemented with effect from November 15, 2010, mining enterprises must ensure there is at least one responsible person (person-in-charge, member of the management or deputy chief engineer) for each group to carry out on-site underground mining operations and that he shall accompany workers in descending and ascending the underground mines. Where mining enterprises have failed to establish a complete and sound or any system for management members to lead workers in underground mining operations in accordance with the regulations, such enterprises shall be given warnings and shall be fined RMB 30,000 ($4,800); the persons-in-charge shall also be warned and fined RMB 10,000 ($1,600); where the contravention is serious, the safety production permit shall be withheld and the operation shall be suspended for rectifications in accordance with the law. Where management members of mining enterprises have failed to lead workers in underground mining operations, such enterprises shall be given warnings and be fined RMB 30,000; where the contravention is serious, the operation shall be suspended for rectifications in accordance with the law, and management members who have breached the regulations shall be deemed to have left their post without permission and shall be fined RMB 10,000 ($1,600).

Pursuant to the Law Of The PRC On Safety In Mines adopted on November 7, 1992, and Implementing Rules on the Law Of The PRC On Safety In Mines of Hebei Province effective in September 1995, as amended in December 1997, the designs of safety facilities in mine construction projects must be examined by the administration department of mining enterprises together with the participation of the competent department of labor administration; and upon completion, the safety facilities in mine construction projects shall be subject to inspection for acceptance by the authorities in charge of mining enterprises, with participation of the competent department of labor administration; those failing to comply with the safety rules and technological standards for mining industry may not pass inspection for acceptance, and may not be put into operation; managers of mines must prove, through examination, to have special knowledge of safety and the capability of leading safe production and disposing of accidents in mines; personnel in charge of safety work in mining enterprises must possess necessary specialized knowledge of safety and experience in safety work in mines; special operators in charge of safe production in mining enterprises must receive special training; they may take up a post of such duty only after they have obtained a certificate of operation qualification after passing due examination and verification. The law also provides for the conditions for safe production, the requirements to implement safety rules and industry technical specifications, and to prepare and implement operational procedures.

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

Regulations on Foreign Currency Exchange

Pursuant to the Foreign Currency Administration Rules promulgated in 1996 and amended in 2008 and various regulations issued by the State Administration of Industry and Commerce and the State Administration of Foreign Exchange (“SAFE”) and other relevant PRC governmental authorities, Renminbi are freely convertible only to the extent of current account items, such as trade related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require prior approval from SAFE or its local counterpart for conversion of Renminbi into a foreign currency, such as US dollars, and remittance of the foreign currency outside the PRC.

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

Regulations Relating to Taxation

The PRC Enterprise Income Tax Law applies a 25% enterprise income tax rate to both foreign-invested enterprises and domestic enterprises, except to the extent tax incentives are granted to special industries and projects. Under the PRC Enterprise Income Tax Law and its implementation regulations, dividends generated from the business of a PRC subsidiary after January 1, 2008 and payable to its foreign investor may be subject to a withholding tax rate of 10% if the PRC tax authorities determine that the foreign investor is a non-resident enterprise, unless there is a tax treaty with China that provides for a preferential withholding tax rate. Distributions of earnings generated before January 1, 2008 are exempt from PRC withholding tax.

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

We do not have long term permits and licenses necessary to operate our production facilities and, to date, have been operating pursuant to temporary licenses with the consent of the local governmental authorities. Our most recent license to operate our facilities expires December 29, 2012.  We cannot guarantee we will be able to obtain, retain and renew the approvals, permits and licenses required to operate our facilities or that we will be able to successfully obtain, retain or renew future approvals, permits and licenses in a timely manner, or that such approvals, permits and licenses will not be revoked by the relevant authorities or contain limitations that will adversely impact our ability to fully utilize our facilities. Moreover, the authorities may impose different or additional conditions on our approvals, permits and licenses that may be burdensome and costly to fulfill. We have been operating under temporary manufacturing licenses for metallurgical mineral production, which have been granted on an annual basis, the last of which expires on December 29, 2012.  Failure to obtain, retain or renew and ensure continued compliance with such approvals, permits and licenses as planned may cause us to experience delays in our production plans or have to cease or limit our production.  In such event we would not be able to realize the potential of our production facilities and our business, results of operations, financial condition and ability to realize our business plans would be materially and adversely affected.

We are dependent on a single customer.

To date, all of our iron ore concentrate has been sold to HSG. If this customer significantly reduces its purchases of iron ore concentrate from us, or if we are unable to sell iron ore concentrate to it on favorable terms or at all, and we are unable to obtain additional customers, our business, financial condition and results of operations may be materially and adversely affected. Our ability to receive payment for the sale of our iron ore concentrate depends on the continued creditworthiness of our customers. Furthermore, the bankruptcy of any of our customers could materially and adversely affect our business. We may be required to extend credit to customers, including on terms that could increase the risk of payment default, in order to compete with the terms offered by other iron ore concentrate suppliers

Our business and results of operations will depend on the market price of iron ore concentrate, which is driven by factors beyond our control.

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

Any mining operation we might undertake would have a finite life. The closure of any mine entails significant costs and risks, including among others:

●	long-term management of permanent engineered structures;
●	compliance with environmental closure standards;
●	orderly retrenchment of employees; and
●	relinquishment of the site with associated permanent structures and community development infrastructure and programs to new owners.

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

Even if we discover or acquire mineral reserves at a price that we believe is in the interests of our Company, it can take several years from the initial phases of drilling until production is possible, during which the economic feasibility of production may change. It takes substantial time and expenditures to:

●	comprehensively establish ore reserves through drilling;
●	determine appropriate mining and production processes for optimizing the recovery of iron contained in ore;
●	obtain environmental and other licenses;
●	construct mining and processing facilities; and
●	obtain the ore or extract iron content from the ore.

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

We will require a high level of capital expenditure in the foreseeable future to fund our ongoing operations and future growth. We will require significant additional capital to implement our strategy of acquiring mining assets and undertaking exploration activities. We intend to fund our capital expenditures, future acquisitions and exploration activities out of internal sources of liquidity and/or through access to additional financing from external sources. Our ability to obtain external financing in the future at a reasonable cost is subject to a variety of uncertainties, including:

●	our future financial condition, results of operations and cash flows;
●	the condition of the global and domestic financial markets; and
●	changes in the monetary policy of the PRC government with respect to bank interest rates and lending practices.

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

In 2008 and 2009, the economies of the US, Europe and certain countries in Asia experienced a severe and prolonged recession and China experienced a slowdown in growth, which led to a reduction in economic activity. As a result, the demand for, and market prices of, iron ore concentrate in China also declined significantly. Any prolonged slowdown of the PRC economy in the future could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to extensive regulations and affected by government policies in the PRC mining industry.

We are subject to extensive national, provincial and local government regulations, policies and controls in the PRC that govern many aspects of our industry, including, without limitation:

●	limits on increases in ore output volume;
●	grant and renewal of mining rights;
●	grant and renewal of safety production permits;
●	production safety and casualty ratings;
●	taxes and fees;
●	environmental, health and safety standards; and
●	annual verification of mining permits and exploration permits.

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

Our operations are subject to environmental risks and hazards and we are subject to extensive and increasingly stringent safety and environmental protection laws and regulations in the PRC. These laws and regulations:

●	impose fees for the discharge of waste substances;
●	require the establishment of reserves for reclamation and rehabilitation;
●	impose fines for serious environmental offences; and
●	allow the PRC government, at its discretion, to close down any facilities failing to comply with orders to correct or stop operations that have caused environmental damage.

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
 Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

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

On April 22, 2009, the Chinese State Administration of Taxation (“SAT”) issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to a non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often reside in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

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

SAT released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes to the organization and the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. It is also unclear, in the event that an offshore holding company is treated as a domestically incorporated resident enterprise, whether Circular 698 would still be applicable to a transfer of shares in such offshore holding company. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide what is an “abuse of form of organization” or a “reasonable commercial purpose,” which can be utilized by us to determine if our Company complies with the Circular 698. If Circular 698 is determined to be applicable to us based on the facts and circumstances, we or those that transfer our shares may become at risk of being taxed under Circular 698 and we or those that transfer our shares may be required to expend valuable resources to comply with Circular 698 or to establish that we or they should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.  Moreover, if it is determined that Circular 698 is applicable to transfers of our shares, the price of our shares may be adversely affected if individuals who might otherwise purchase our shares determine not to do so due to the threat of having to comply with or pay taxes pursuant to Circular 698.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by US persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make the majority of our sales in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the US government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary and affiliate in the PRC.  Our principal operating subsidiary and affiliate, China Tongda and China Jinxin, are subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the US, and substantially all the assets of these persons are located outside the US.  As a result, it could be difficult for investors to effect service of process in the US or to enforce a judgment obtained in the US against our Chinese operations, subsidiary and affiliate.

You may have difficulty enforcing judgments against us.

We are a Delaware holding company, but Real Fortune HK is a Hong Kong company, and our principal operating affiliate and subsidiary, China Jinxin and China Tongda, are located in the PRC.  Most of our assets are located outside the US and most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the US.  A substantial portion of the assets of these persons is located outside the US. As a result, it may be difficult for you to effect service of process within the US upon these persons. It may also be difficult for you to enforce in US courts judgments predicated on the civil liability provisions of the US federal securities laws against us and our officers and directors, most of whom are not residents in the US and the substantial majority of whose assets are located outside the US. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of US courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the US. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the US.

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

There is no existing trading market for our common stock and there can be no assurance that a trading market in our shares of common stock will develop, or if developed, will be sustained.  Although we plan to apply to have our common stock quoted on a recognized quotation system, such as the OTC Bulletin Board (“OTCBB”), we cannot assure you as to when the shares will be approved for quotation, if at all.  The trading market for securities of companies quoted on the OTCBB or other quotation systems is substantially less liquid than the average trading market for companies listed on a national securities exchange.  The quotation of our shares on the OTCBB or other quotation system may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

Our management is generally unfamiliar with the requirements of the US securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission (“SEC”) and other regulatory authorities that could be costly, divert management's attention and disrupt our business.

Our accounting personnel who are primarily responsible for the preparation and supervision of the preparation of our financial statements under generally accepted accounting principles in the US have had no education or training in US GAAP and SEC rules and regulations pertaining to financial reporting, which could impact our ability to prepare our financial statements and convert our books and records to US GAAP.

We maintain our books and records in accordance with generally accepted accounting principles in the PRC, or PRC GAAP. Our accounting personnel in the PRC who have the primary responsibilities of preparing and supervising the preparation of financial statements under US GAAP have had no education or training in US GAAP and related SEC rules and regulations. As such, they may be unable to identify potential accounting and disclosure issues that may arise upon the conversion of our books and records from PRC GAAP to US GAAP, which could affect our ability to prepare our financial statements in accordance with US GAAP. We have taken steps to ensure that our financial statements are in accordance with US GAAP, including our hiring of a US accounting firm to work with our PRC accounting personnel and management to convert our books and records to US GAAP and prepare our financial statements. In addition, our annual financial statements are audited by an independent auditor for compliance with US GAAP and to ensure that all necessary and appropriate adjustments from PRC GAAP to US GAAP have been made. However, the measures we have taken may not be sufficient to mitigate the foregoing risks. Furthermore, the need to comply with US GAAP may require us to expend substantial amounts of resources and time that could divert our management’s attention and disrupt our business.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. When we completed the Acquisition, we adopted the financial reporting controls and disclosure controls and procedures of China Jinxin, a private company.  The financial controls and disclosure controls and procedures of China Jinxin are not adequate for a public company.  Among others weaknesses, the lack of familiarity of our accounting staff with US GAAP constitutes a material weakness in our controls for financial reporting.   We have taken steps to rectify this weakness, including hiring a US accounting firm other than our auditor to work with our management and accounting personnel. There is no assurance, however, that the steps taken to date will be sufficient to rectify this material weakness. In the event that we fail to remedy the weaknesses in our controls over financial reporting and adopt appropriate disclosure controls and procedures, our financial reporting may be deficient and we may fail to comply with the reporting requirements of the Securities Exchange Act and other US securities laws,  in which event, the market price of our common stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits "emerging growth companies" like us to rely on some of the reduced disclosure requirements that are already available to companies having a public float of less than $75 million, for as long as we qualify as an emerging growth company. During that period, we are permitted to omit the auditor's attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act. Companies with a public float of $75 million or more must otherwise procure such an attestation beginning with their second annual report after their initial public offering. For as long as we qualify as an emerging growth company, we are also excluded from the requirement to submit "say-on-pay", "say-on-pay frequency" and "say-on-parachute" votes to our stockholders and may avail ourselves of reduced executive compensation disclosure compared to larger companies.

In addition, Section 107 of the JOBS Act also provides that, as an emerging growth company, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Please refer to Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates") for further discussion of the extended transition period for complying with new or revised accounting standards.

We will cease to be an emerging growth company as described in the following risk factor.  Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

While we currently qualify as an "emerging growth company" under the JOBS Act, we will lose that status at the latest by the end of 2017, which will increase the costs and demands placed upon management.

We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon our attaining a public float of at least $700 million.  Once we lose emerging growth company status, we expect the costs and demands placed upon management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $75 million.

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

Our Certificate of Incorporation authorizes our BOD to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the BOD without further action by stockholders. These terms may include preferences as to dividends and liquidation, voting rights, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our BOD to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

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

The fraudulent activities of certain Chinese issuers has encouraged analysts to investigate Chinese companies in an effort to discredit the disclosures in their public filings or otherwise uncover deceptive practices. If such analysts elect to investigate a company they will often short the stock and release materials disparaging the issuer or questioning the accuracy of its public disclosures.  Given the current environment for Chinese stocks, if an analyst were to publish a negative article about us, it could cause an immediate and substantial decline in the price of our stock, regardless of the accuracy of the claims in the article.

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;
●	speculation about our business in the press or the investment community;
●	significant developments relating to our relationships with our customers or suppliers;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;
●	customer demand for our products;
●	investor perceptions of our industry in general and our Company in particular;
●	the operating and stock performance of comparable companies;
●	general economic conditions and trends;
●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
●	changes in accounting standards, policies, guidance, interpretation or principles;
●	loss of external funding sources;
●	sales of our common stock, including sales by our directors, officers or significant stockholders; and departures of key personnel.

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

PART II

Item 7	Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Overview

We are a company engaged in iron ore mining, processing and the production of iron ore concentrate in the People’s Republic of China (“PRC”) through our variable interest entity, China Jinxin. Currently, our only product is iron ore concentrate.

On October 1, 2011, we completed a transaction, effective the close of business September 30, 2011, pursuant to which we acquired 100% of the issued and outstanding capital stock of Real Fortune BVI for 8,000,000 shares of our common stock, which effectively constituted 100% of our issued and outstanding capital stock immediately after the consummation of the acquisition.  The Share Exchange was accounted for as a recapitalization of Real Fortune BVI effected by a share exchange, wherein Real Fortune BVI is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Real Fortune BVI have been brought forward at their book value and no goodwill has been recognized.  Consequently, the historical consolidated financial statements of Real Fortune BVI are now the historical financial statements of Target Acquisitions I, Inc.

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

Status of Production

Through China Jinxin we currently own an iron ore concentrate production line in Zhuolu County with an annual production capacity of 300,000 tons of iron ore concentrate. We began construction of this facility in 2007 and initiated production at the facility in March 2010.   Our operations to date have been limited. We have not yet obtained the necessary permits to mine any iron ore. Initially we were granted the right to process iron ore recovered during the construction of our production facilities and ancillary roads; however, since August 2010, we have been mining iron ore on the mine upon which our production facilities are located even though we do not have the right to do so. If we are unable to obtain the necessary permits to mine in the areas surrounding our production facilities in the future and are challenged by related government authorities, we will have to purchase iron ores from third parties for processing at our production facilities.

To date, we have received only temporary manufacture licenses granted by the agencies of the local government, which allow us to process ore that we obtained from Zhuolu Mine or other third parties to utilize our facility.

Our ability to profit from this facility is wholly dependent upon our ability to extract and process iron ore  from Zhuolu Mine and sell the output for a price that enables us to generate a profit.  To date, all of our sales have been made to a single customer.  We entered into a ten year contract with this customer which expires in January 2019.  Pursuant to this agreement, we agreed to sell the customer, HSG all of the output from our facility, which it agreed to purchase. The price paid to us by HSG is to be determined by HSG in light of the quality of our product and market prices and result in a proper margin to us. Thus, our ability to profit from our current production facility over the next seven years will be determined by the prices we receive from HSG.  We cannot guarantee that HSG will not offer a price below what it pays to the Company’s competitors. The lower price will reduce the Company’s profit margin. However, if the Company is not satisfied with the price set by HSG, it can attempt to renegotiate the price. In an effort to obtain a higher price from HSG, we refused to deliver iron ore concentrate we produced in the fourth quarter of 2011.

The volume of the iron ore concentrate we sell is determined, in part, by the quality of the crude iron ore we process and the rate at which we process such crude ore.  Inasmuch as the price we sell our concentrate to HSG should result in a gross profit, our ability to operate profitably will be determined by the volume of iron ore concentrate we produce and our operating expenses.  Our facilities began processing crude iron ore in March 2010 and were idle for approximately six months due to a government shutdown of our electricity.  Thus, to date, our facilities have not operated at maximum capacity for a full year on an uninterrupted basis.

Our current production plant can process up to 800,000 tons of iron ore every year. However, during the three months ended March 31, 2012 and 2011, the Company did not produce any iron ore or process any iron ore concentrate. In the first quarter of 2012, the Company stopped operations to upgrade its production line. In the first quarter of 2011, operations were halted due to the implementation by the local Chinese government of an “Energy Saving and Emission Reduction Plan” to reduce local power consumption for a certain period, and our installation of power equipment to enable us to maintain a stable power supply to our production equipment even during government cutbacks.  The following table sets forth our tons of iron ore processed and tons of iron ore concentrate we produced, for the years indicated:

	2010	2011
Iron ore processed (tons)	397,860	326,393
Production volume of iron ore concentrate (tons)	110,569	70,440

All mineral resources in China are owned by the state. Thus, our ability to obtain iron ore is dependent upon our ability to obtain mineral licenses from the relevant state authorities or purchase ore from another party that has obtained mining rights from the state. It is generally not feasible to transport iron ore any significant distance before processing. We believe, as evidenced by our shareholders willingness to finance the construction of our facilities, that there is sufficient iron ore in the vicinity of our facilities to enable us to operate them at a profit. Nevertheless, we have yet to obtain long term rights to any iron mine and there is no assurance that we will be able to do so. Although we have extracted iron ore from the Zhuolu Mine on which our production facilities are located, we do not have the right to do so and can be subjected to various fines and penalties. However, given that the Company paid geological survey fees for the local government on the application of the mining rights on Zhuolu Mine and has not received any challenges from any authorities on our mining activities, the Company believes that even if fines and penalties are assessed against us are in the future, the amount should be negotiable with the authorities. If we are unable to obtain mining rights to the Zhuolu Mine in the future, we will have to cease mining operations at the Zhuolu Mine and we will seek to acquire iron ore from third parties. The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

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

We may seek to grow our operations by acquiring mining rights and other production facilities.  The cash necessary to acquire such rights may exceed that we have on hand.  In such event, we may seek to raise the necessary cash through bank loan or the issuance of equity to the vendors of such rights, our shareholders or third parties.  There can be no assurance such cash will be available to us on reasonable terms, if at all.  The prices and terms at which we issue equity securities and the performance of any rights or facilities we acquire, will determine whether we operate profitably.

The profitability of the mining industry in China in general and of our company in particular, is highly dependent upon the demand for iron ore and other metals within China.  This demand in turn, is heavily influenced by general economic factors, such as the rate of growth of the economy and of the construction industry.  There can be no assurance that China will maintain the rapid rates of growth it has experienced in the recent past.  If the rate of growth of the Chinese economy were to slow demand for iron and steel could fall, adversely impacting our operations.

Comparison of the Years Ended December 31, 2011 and 2010

					Dollar	Percentage
	2011	% of Sales	2010	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$10,148,609	100%	$12,761,246	100%	$(2,612,637)	(21)%
Costs of goods sold	5,621,873	55%	7,174,809	56%	(1,552,936)	(22)%
Gross profit	4,526,736	45%	5,586,437	44%	(1,059,701)	(19)%
Operating expenses	1,393,879	14%	1,223,540	10%	170,339	14%
Income from operations	3,132,857	31%	4,362,897	34%	(1,230,040)	(28)%
Other Income , net	1,053	0.01%	2,884	0.02%	(1,831)	(64)%
Income before income taxes	3,133,910	31%	4,365,781	34%	(1,231,871)	(28)%
Income taxes	799,369	8%	1,080,216	8%	(280,847)	(26)%
Net income	$2,334,541	23%	$3,285,565	26%	$(951,024)	(29)%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, the Company ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption for a certain period. The Company installed power equipment to maintain a stable power supply to our production equipment and the management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have material impact on our production in the future.

During 2011, we had sales of $10.15 million, a decrease of $2.61 million or 21%, compared to $12.76 million for 2010 due to a decrease in the volume of iron ore concentrate produced in 2011.  We produced 70,440 tons of iron ore concentrate during 2011, as compared to 110,569 tons in 2010. The decrease of our production volume from 2010 to 2011 was the result of a lower level of iron in the iron ore reserves processed which reduced the efficiency of our production and required frequent machine maintenance.

The Company has entered into a long-term (10 years) contract (“Contract”) with our customer HSG expiring in January 2019 whereby the Company agreed to sell and HSG agreed to purchase all of the output from our production facility. According to the Contract, the selling price for our output is determined in light of market prices and the quality of our product and is to result in a proper profit margin to us.  If the Company is not satisfied with the selling price provided by HSG, it can attempt to renegotiate it. Sales cannot be finalized until both buyer and seller agree on the selling price. For the year ended December 31, 2011, we produced 70,440 tons of iron ore concentrates but only sold 65,849 tons to HSG.  Since the end of 2011, the price offered by HSG for iron ore concentrate has decreased and has been low below levels felt necessary to provide adequate profit margins. The management believes the current market prices have been depressed due to temporary market disequilibrium and do not reflect the true value of iron ore and iron ore concentrate. The Company is optimistic about the market for iron ore concentrate and believes the prices likely will rebound in the near future. Therefore, management decided not to sell all of the processed iron ore concentrate as of December 31, 2011 to our customer and wait till the prices increase. However, in the future, there is no assurance the prices provided by our customer will be satisfactory and sufficient to result an adequate profit for the Company.

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of amortization of asset retirement cost, fuel and power costs, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are directly attributable to the production of iron ore and iron ore concentrate.

We did not have any sales during the first quarter of 2011 and resumed production and sales in April 2011. COGS for 2011was $5.62 million, a decrease of $1.55 million or 22%, compared to COGS of $7.17 million for 2010 due to lower fuel and power cost of $1,153,000 (RMB 7,446,000) and lower consumption of materials of $335,000 (RMB 2,163,000) during 2011, compared to 2010, which was the result of the decrease in the production of iron ore concentrate.

Gross Profit

Gross profit was $4.53 million for 2011, a decrease of $1.1 million from $5.59 million for 2010. Profit margin was 45% for 2011, slightly increased compared to 44% for 2010, which was mainly the result of the increase in the selling price of iron ore concentrate, largely offset by higher unit cost of labor and materials due to the lower quality of iron ore processed in 2011 and the increase in the general prices of labor and material. With the development of Chinese economy over the last 10 years, the general prices of materials, labor and power have increased, the Company has no assurance these costs will not be increasing in the future, which will have negative impact on the Company’s profit if our sale price of iron ore concentrate could not increase accordingly.

Operating Expenses

Operating expenses consists mainly of employee salary, depreciation and amortization of items not directly associated with production and utilities expenses.

Operating expenses were $1.39 million for 2011, compared to $1.22 million for 2010, an increase of $0.2 million or14%. The increase was mainly due to higher management and employees’ salary as labor costs increased in China in 2011and higher depreciation for 2011.

Net Income

As a result of the decreased level of production discussed above, the Company had net income of $2,334,541 for 2011, a decrease of $951,024 from 2010.

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

On December 31, 2011, the Company had cash and equivalents of $196,116. We do not anticipate significant cash expenditures in the immediate future on our current production facilities.  Consequently, in the absence of a significant acquisition, the Company believes its cash on hand and to be advanced from shareholders or generated from operations at its facility will be sufficient to satisfy its needs for cash over the next 12 months.  However, in the future, the Company intends to continue the expansion of our current operations by acquiring new production facilities and mines. The acquisitions will be paid by cash or sale of equities, or combinations of both. Although currently all of the acquisitions are in early stages of negotiation, the Company will need outside funding from our current shareholders, bank loans or the issuance of equity securities once we make progress on the acquisitions. Failure to obtain such financing could have a material adverse effect on our business expansion.  The sale by the Company of its equity securities would dilute the interest of its current shareholders.  Further, there is no guarantee the terms on which such an issuance would occur, if at all, would be favorable to the Company’s current shareholders.

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

Net cash provided by (used in) operating activities

Cash has historically been generated from operations and advances from shareholders. The cash flow from operating activities in 2011 was principally attributable to the net income of $2,334,541 generated during the year and the increase in accrued expense of $48,628, partially offset by an increase of $485,502 in inventory.

Net cash used in investing activities

Net cash used in investing activities was $191,799 for 2011, mainly attributable to $191,211 used to purchase and install of equipment for future gold refining when the Company obtains official mining rights.

Net cash provided by (used in) financing activities

Net cash used in financing activities was $2.81 million in 2011, compared to net cash provided by financing activities of $0.88 million in 2010. The net cash used in financing activities in 2011 was due to a $2.79 million repayment of a long-term payable to contractors and a $4.79 million repayment to a related party with the proceeds from short-term borrowing of $0.13 million and shareholder’s capital contribution of $4.64 million, while in 2010, we generated $0.88 million from a loan from a related party.

Working capital at December 31, 2011 increased from a deficit of $6,482,687 at December 31, 2010 to a deficit of $384,617 which was driven by decreased payables to contractors and related parties. The Company had no bank loans at December 31, 2011. Our customer is a state-owned company and has dependable credit. We believe our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next 12 months, and our capital needs, if any, for production facilities at the Zhuolu Mine. Currently, there are no significant capital improvements planned for our production facilities at the Zhuolu Mine. The Company might need to raise additional capital if it decides to make one or more substantial acquisitions of mineral rights or other production facilities. There can be no guarantee we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our BOD. If we cannot obtain the financing necessary to complete any potential acquisition our ability to expand our operations will be hindered.

At December 31, 2010, the Company owed four shareholders $4,677,850 for working capital needs.  Those borrowings were non-interest bearing and payable on demand. At December 31, 2011, the Company has paid in full all shareholders’ borrowings from the proceeds with shareholder’s additional capital contribution. Below is a table which shows the borrowings from each shareholder:

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
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an "emerging growth company" or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an "emerging growth company" or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs”, which is adopted for fiscal years, and interim periods beginning after December 15, 2011 for public entities with retrospective application. There was no material impact on our consolidated financial statements upon adoption.

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

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

On October 1, 2011, we acquired China Real Fortune Mining Limited, a British Virgin Islands company, in a reverse acquisition. China Real Fortune Mining Limited, a privately-owned holding company prior to the acquisition, conducts its business operations through a series of contractual agreements between its indirect wholly owned foreign owned enterprise and Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”), a limited liability company incorporated under the laws of the PRC. As a result of the acquisition, we adopted the system of disclosure controls and procedures and internal controls over financial reporting of China Real Fortune Mining Limited, a private company, as ours.

Our accounting personnel in the PRC who have the primary responsibilities of preparing our financial statements have had no education or training in US GAAP and related SEC rules and regulations. As such, they may be unable to identify potential accounting and disclosure issues that may arise in the operation of our business and upon the conversion of our books and records from PRC GAAP to US GAAP, which could affect our ability to prepare financial statements in accordance with US GAAP. We have taken steps to ensure that our financial statements are in accordance with US GAAP, including hiring a US accounting firm to work with our PRC accounting personnel and management to convert our books and records to US GAAP and prepare our financial statements. In addition, our annual financial statements are audited by an independent auditor for compliance with US GAAP and to ensure that all necessary and appropriate adjustments from PRC GAAP to US GAAP have been made.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that during the period covered by this report, such disclosure controls and procedures were not effective.  This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

We plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources on our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that since our financial and accounting staff are not familiar with US GAAP and we need to engage an outside consultant to convert our financial statements prepared in accordance with PRC GAAP into US GAAP, and because of certain other deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2011.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Changes in Internal Controls

As discussed above, since the acquisition of Real Fortune BVI, we have taken steps to ensure that our financial statements, currently prepared under the supervision of our Chief Financial Officer in PRC GAAP, are in accordance with US GAAP, specifically our hiring of a US accounting firm to work with our PRC accounting personnel and management to convert our books and records to US GAAP and prepare our financial statements. There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

PART III

Item 13 Certain Relationships And Related Transactions, And Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2009, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On May 9, 2011, prior to the Acquisition, China Tongda and China Jinxin and its shareholders entered into the VIE Agreements pursuant to which China Jinxin became China Tongda’s contractually controlled affiliate.  The use of VIE agreements is a common structure used to acquire control of PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. Other than their allocable portion of shares in the Company, none of the shareholders of China Jinxin received any consideration for entering into the VIE Agreements.  As noted below, however, certain shareholders of China Jinxin transferred all or portions of their anticipated shares in the Company to others for consideration. The VIE Agreements included:

(1)
Management Entrustment Agreement: Pursuant to this Agreement China Tongda has the right and obligation to manage all aspects of the operations of China Jinxin and the BOD and shareholders of China Jinxin may not take any actions without the consent of China Tongda. The scope of the authority granted to China Tongda includes, but is not limited to, the right to make all major decisions, the right to manage the assets, capital and finances of China Jinxin, authority for all decisions related to human resources, daily operation management and technical support. To facilitate its exercise of such rights, China Tongda has been granted powers of attorney by the shareholders of China Jinxin granting China Tongda the right to participate in all shareholders’ meetings of China Jinxin and to make all significant decisions at such meetings, including the designation  of candidates for election to the Board of China Jinxin. In consideration of its services, China Tongda shall be paid quarterly an amount equal to the pre-tax profits of China Jinxin and shall be required to pay to China Jiinxin the amount of any loss incurred by China Jinxin within 30 days of a request for payment. Further, if China Jinxin is unable to pay its debts, China Tongda will be responsible therefor.  Similarly, if losses sustained by China Jinxin result in a capital deficiency, China Tongda shall be obligated to make up the deficiency.  To facilitate China Tongda’s management of China Jinxin, China Tongda shall have access to and the right to maintain all books and records and other relevant documentation of china Jinxin.  Further, during the term of the Management Entrustment Agreement, without the consent of China Jinxin, China Jinxin will not issue, purchase or redeem any of its equity securities; issue any debt or create any liens upon its property or assets, other than for expenses incurred in the ordinary course of business and permitted exceptions; or declare or pay any dividends The term of the Management Entrustment Agreement is for 30 years, or until May 9, 2041, and will be extended automatically for successive 10-year periods thereafter, except that the agreement will terminate (i) at the expiration of the initial 30-year term, or any 10-year  renewal term, if China Tongda notifies China Jinxin not less than 30 days prior to the applicable expiration date that it does not want to extend the term, (ii) upon prior written notice from China Tongda, or (iii) upon the date China Tongda acquires all of the assets or at least 51% of the equity interests of China Jinxin.

(2)
Exclusive Purchase Option Agreement: Pursuant to this Agreement China Jinxin and each of China Jinxin’s shareholders granted to China Tongda an exclusive option to purchase all of the assets or outstanding shares of China Jinxin at such time as the purchase of such assets or shares is permissible under the laws of the PRC.  The options are for 30 years and will renew automatically for successive periods of 10 years each unless voluntarily terminated by China Tongda. At such time during the term as China Tongda determines to exercise its option to purchase either the assets or equity of china Jinxin it shall send a notice to China Jinxin ot its shareholders, as the case may be.  Upon receipt of such notice,  China Jinxin or its shareholders shall take such steps and execute such documents as are necessary to transfer the assets or shares.Unless an appraisal is required by the laws of China, the purchase price of the assets or outstanding equity shall be equal to the lower of (i) the actual registered capital of China Jinxin and (ii) RMB 500,000 ($78,000); provided that if the laws of the PRC do not permit the purchase at that price, the purchase price shall be the lowest price allowed under the laws of the PRC.  All taxes relating to such purchase shall be borne by China Tongda.

(3)
Power of Attorney: Each shareholder of China Jinxin entered into a Power of Attorney irrevocably authorizing China Tongda to exercise all of its rights as a shareholder of China Jinxin. The rights granted include,  without limitation, the right to: (i) attend the shareholders’ meetings of China Jinxin  and execute actions by written consent; (ii) exercise all of  holder’s rights as a shareholder under the laws of the PRC and the Articles of Association of China Jinxin, including but not limited to the right to  transfer or pledge or dispose of the grantor’s shares in China Jinxin; (iii) designate and appoint  the legal representatives, Chairman of the BOD, directors, supervisors, the CEO, the CFO and other senior management members of China Jinxin; (iv) execute the relevant share and/or asset purchase agreements contemplated in the Exclusive Purchase Option Agreement, and to effect the terms of the Equity Pledge Agreement and Exclusive Purchase Option Agreement; and (v) to transfer allocate, or utilize in some other ways the cash dividends and non-cash income of China Jinxin.  The power of attorney shall be in effect as long as the shareholder owns shares of China Jinxin.

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

 The shareholders of China Jinxin at the time of entry into the VIE Agreements and the percentage of the outstanding shares of China Jinxin owned by each at that time were as follows: Jianzhen Liu (47.00%), Changqing Han (21.87%), Jianxin Wei (7.18%), Xia Wang (6.33%), Ying Li (3.50%), Jiaqi Liu (3.50%), Jianhua Zhang (3.00%), Junyan Tian (1.79%), Fengqin Ji (1.73%), Lixin Shi (1.16%), Huiqin Wang (1.05%), Wenyan Yang (0.79%), Dengwei Gao (0.46%), Shaofeng Han (0.32%),  and Yuqin Wei (0.32%).

In March 2011, ChangQing Han transferred shares representing 1.74% of the shares in Target Acquisitions I to LiXin Shi in consideration of RMB 626,707, approximately $96,416.

In March 2011, Jianxin Wei transferred shares representing 0.29% of the shares in Target Acquisitions I to WenYan Yang in satisfaction of a loan in the amount of RMB 104,426, approximately $16,065.

In March 2011, Jianxin Wei transferred shares representing 6.32% of the shares in Target Acquisitions I to Xia Wang in satisfaction of a loan in the amount of RMB 2,275,141, approximately $350,021.

In March 2011, JiaZhen Liu transferred shares representing 3.67% of the shares in Target Acquisitions I to WenYan Yang in satisfaction of a loan in the amount of RMB 1,101,210, approximately $169,416.

In March 2011, JiaZhen Liu transferred shares representing 1.53% of the shares in Target Acquisitions I to HuiQin Wang in satisfaction of a loan in the amount of RMB 459,660, approximately $70,717.

In March 2011, JiaZhen Liu transferred shares representing 5.43% of the shares in Target Acquisitions I to LiXin Shi in satisfaction of a loan in the amount of RMB 1,628,550, approximately $250,546.

In March 2011, JiaZhen Liu transferred shares representing 1.99% of the shares in Target Acquisitions I to ShaoFeng Han in satisfaction of a loan in the amount of RMB 596,430, approximately $91,758.

In March 2011, JiaZhen Liu transferred shares representing 1.99% of the shares in Target Acquisitions I to YuQin Wei in satisfaction of a loan in the amount of RMB 596,430, approximately $91,758.

In March 2011, JiaZhen Liu transferred shares representing 11.15% of the shares in Target Acquisitions I to JunYan Tian in satisfaction of a loan in the amount of RMB 3,345,930, approximately $514,758.

In March 2011, JiaZhen Liu transferred shares representing 10.76% of the shares in Target Acquisitions I to FengQin Ji in satisfaction of a loan in the amount of RMB 3,227,490, approximately $496,537.

In March 2011, JiaZhen Liu transferred shares representing 2.88% of the shares in Target Acquisitions I to DengWei Gao in satisfaction of a loan in the amount of RMB 864,330, approximately $132,974.

In March 2011, Ying Li transferred shares representing 3.50% of the shares in Target Acquisitions I to Chiahua Lee for services rendered at the request of Mr. Li.

In March 2011, Jianhua Zhang transferred shares representing 1.50% of the shares in Target Acquisitions I to Chiahua Lee for services rendered at the request of Mr. Zhang.

In March 2011, Jianhua Zhang transferred shares representing 1.50% of the shares in Target Acquisitions I to Hu Lien-Hsiang for services rendered at the request of Mr. Zhang.

In March 2011, Jiaqi Liu transferred shares representing 3.50% of the shares in Target Acquisitions I to Hu Lien-Hsiang for services rendered at the request of Mr. Liu.

As a result of the foregoing transfers, JiaZhen Liu is no longer in a position to control the affairs of the Company and the percentage of the outstanding shares of the Company owned by each of the shareholders of China Jinxin was, immediately after giving effect to the foregoing: Jianzhen Liu (7.60%), Changqing Han (20.13%), Jianxin Wei (0.57%), Xia Wang (12.65%), Junyan Tian (12.94%), Fengqin Ji (12.49%), Lixin Shi (8.33%), Huiqin Wang (2.58%), Wenyan Yang (4.75%), Dengwei Gao (3.34%), Shaofeng Han (2.31%),  and Yuqin Wei (2.31%).

Jiaqi Liu, who owns 3.50% of outstanding shares of China Jinxin, is China Jinxin's supervisor and administrative officer and receives an annual salary of RMB 30, 000 ($4,800). Mr. Liu is the only shareholder of China Jinxin receiving a salary or any other compensation from the Company.

Prior to the acquisition of Real Fortune BVI by Target Acquisitions I, Inc., China Jinxin was indebted to certain of its shareholders named below for advances made from time to time for working capital.  This indebtedness, which was non-interest bearing and payable upon demand, has been repaid.  As of December 31, 2010 and 2009, the balances due to these related parties were as follows:

	2010	2009
JiaZhen Liu	$2,000,695	$1,647,579
JianHua Zhang	1,469,189	1,281,450
Kexin Qi*	566,234	549,193
Li Ying	641,732	183,065
Total	$4,677,850	$3,661,287

_________
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

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Years Ended 12/31/2011 and 12/31/2010

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Balance Sheets as of December 31, 2011 and 2010	F-2
Statements of Income and Other Comprehensive Income (Loss) for the Years Ended December 31, 2011 and 2010	F-3
Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011and 2010	F-4
Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	F-5
Notes to Financial Statements	F-6-14

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Description
2.1(1)	Share Exchange Agreement, dated as of October 1, 2011, among Target Acquisitions I, Inc., China Real Fortune Mining Limited (“Real Fortune BVI”), and the shareholders of Real Fortune BVI.
3.1 (2)	Certificate of Incorporation, as amended.
3.2 (3)	Bylaws.
10.1(4)	English translation of Management Entrustment Agreement, dated May 9, 2011, between ZhangJiaKou TongDa Mining Service Co., Ltd. and Zhuolu Jinxin Mining Co., Ltd.
10.2(4)	English translation of Powers of Attorney, dated May 9, 2011.
10.3(4)	English translation of Exclusive Purchase Option Agreements, dated May 9, 2011, among ZhangJiaKou TongDa Mining Service Co., Ltd. and Zhuolu Jinxin Mining Co., Ltd. and its shareholders.
10.4(4)	English translation of Equity Pledge Agreements, dated May 9, 2011, among ZhangJiaKou TongDa Mining Service Co., Ltd. and Zhuolu Jinxin Mining Co., Ltd. and its shareholders.
10.5 (5)	English translation of Lease Agreement, dated December 27, 2006, between Zhuolu County Luanzhuang Township People’s Government and Zhuolu Jinxin Mining Co., Ltd.
10.6 (5)	English translation of form of Long Term Strategic Agreement dated January 16, 2009 between Zhuolu Jinxin Mining Co., Ltd. and Handan Steel Group Company.
10.7 (5)	English translation of Employment Agreement between Zhuolu Jinxin Mining Co., Ltd. and Changkui Zhu.
10.8 (5)	English translation of Employment Agreement between Zhuolu Jinxin Mining Co., Ltd. and Zhengting Deng.
10.9(1)	English translation of Agreement dated March 20, 2010 between Zhuolu Jinxin Mining Co., Ltd. and Baoding Hongye Mechanical Engineering Equipments Company Limited.

10.10(1)	English translation of Agreement dated March 20, 2010 between Zhuolu Jinxin Mining Co., Ltd. and Zhuolu Hydraulic and Hydro-Power Engineering Company Limited
16.1 (6)	Letter from Paritz & Company, P.A. to the SEC.
21.1 (5)	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
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

________
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET ACQUISITIONS I, INC.

Date: August 2, 2012	By:	/s/ Changkui Zhu
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

Goldman Kurland and Mohidin, LLP
Encino, California
March 29, 2012 except for Notes 9, 11, 13 and 17 for which the date is July 25, 2012

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS	(Restated)	(Restated)
CURRENT ASSETS
Cash & equivalents	$196,116	$283,299
Inventory	672,127	165,979
Total current assets	868,243	449,278
NONCURRENT ASSETS
Property and equipment, net	9,596,034	10,088,433
Intangible assets	598,205	606,663
Construction in progress	196,004	-
Deferred tax assets	3,248	1,854
Total noncurrent assets	10,393,490	10,696,950
TOTAL ASSETS	$11,261,733	$11,146,228

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued liabilities and other payables	$248,768	$71,757
Payable to contractors	872,891	2,038,444
Income tax payable	131,201	143,514
Advance from related party	-	4,677,850
Total current liabilities	1,252,860	6,931,565
NONCURRENT LIABILITIES
Long-term payable	-	1,509,958
Accrued expense	12,991	7,414
Total noncurrent liabilities	12,991	1,517,372
Total liabilities	1,265,851	8,448,937
CONTINGENCIES AND COMMITMENT
STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 8,000,100 and 8,000,000 at December 31, 2011 and 2010, respectively.	8,000	8,000
Paid in capital	5,296,312	759,656
Statutory reserves	557,253	321,922
Accumulated other comprehensive income	550,570	120,402
Retained earnings	3,583,747	1,487,311
Total stockholders' equity	9,995,882	2,697,291
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,261,733	$11,146,228

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011 (Restated)	2010 (Restated)
Net sales	$10,148,609	$12,761,246
Cost of goods sold	5,621,873	7,174,809
Gross profit	4,526,736	5,586,437
Operating expenses
General and administrative	1,393,879	1,223,540
Income from operations	3,132,857	4,362,897
Non-operating income
Interest income	1,636	2,884
Interest expense	(426)	-
Financial expense	(157)	-
Total non-operating expenses, net	1,053	2,884
Income before income tax	3,133,910	4,365,781
Provision for income tax	799,369	1,080,216
Net income	2,334,541	3,285,565
Other comprehensive income
Foreign currency translation gain	430,168	52,892
Comprehensive Income	$2,764,709	$3,338,457
Basic weighted average shares outstanding	8,000,025	8,000,000
Basic net earnings per share	$0.29	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011 (Restated)	2010 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,334,541		$3,285,565
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,022,061		909,752
(Increase) decrease in current assets:
Inventory	(485,502)		(162,379)
Deferred tax assets	(1,268)		(1,813)
Increase (decrease) in current liabilities:
Accounts payable	-		(4,890,522)
Accrued liabilities and other payables	48,628		59,309
Income taxes payable	(19,160)		140,401
Net cash provided by (used in) operating activities	2,899,300		(659,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(191,211)		-
Acquisition of property, plant & equipment	(588)		(35,716)
Net cash used in investing activities	(191,799)		(35,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term payable	(2,786,877)		-
Repayment to related party	(4,799,430)		-
Advance from related party	-		883,374
Proceeds from short-term borrowing	128,700		-
Capital contribution	4,644,794		-
Net cash (used in) provided by financing activities	(2,812,813)		883,374
EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	18,129		6,909
NET (DECREASE) INCREASE IN CASH & EQUIVALENTS	(87,183)		194,880
CASH & EQUIVALENTS, BEGINNING OF YEAR	283,299		88,419
CASH & EQUIVALENTS, END OF YEAR	$196,116		$283,299
Supplemental Cash flow data:
Income tax paid	$819,803		$941,628
Interest paid	$-	$	- - -
Supplemental disclosure of non-cash investing activities:
Transfer from construction in progress to fixed assets	$-		$3,953,577

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010 (RESTATED)

	Shares	Amount	Additional paid in capital	Statutory reserves	Accumulated Earning (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)

Balance at January 1, 2010	8,000,000	$8,000	$759,656	$-	$(1,476,332)	$67,472	$(641,204)
Statutory reserve	-	-	-	321,922	(321,922)	-	-
Net income for the year	-	-	-	-	3,285,565	-	3,285,565
Foreign currency translation adjustment	-	-	-	-	-	52,930	52,930

Balance at December 31, 2010	8,000,000	8,000	759,656	321,922	1,487,311	120,402	2,697,291
Capital contribution	-	-	4,536,656	-	-	-	4,536,656
Reorganization and recapitalization	100	-	-	-	(2,774)	-	(2,774)
Net income	-	-	-	-	2,334,541	-	2,334,541
Statutory reserve	-	-	-	235,331	(235,331)	-	-
Foreign currency translation gain	-	-	-	-	-	430,168	430,168

Balance at December 31, 2011	8,000,100	$8,000	$5,296,312	$557,253	$3,583,747	$550,570	$9,995,882

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

Zhangjiakou Tongda Mining Technologies Service Co., Ltd. (China Tongda) was incorporated on August 17, 2010 as a wholly foreign owned entity under the laws of the People’s Republic of China (“PRC”).  China Tongda is 100% incorporated and owned by Real Fortune Holding Limited (“Real Fortune HK”), a company incorporated and registered in Hong Kong on April 23, 2010 by Changkui Zhu, the CEO of the Company, who then owned 100% of the ownership interests of Real Fortune HK. On April 14, 2011, Mr. Zhu sold 100% of his ownership interest in Real Fortune HK to Real Fortune BVI for HKD 10,000 ($1,286), which was the registered share capital of Real Fortune HK. Both Tongda and Real Fortune HK had no operations at the time of ownership transfer.  Accordingly, since April 14, 2011, Real Fortune HK has been 100% owned by Real Fortune BVI.  Real Fortune BVI is ultimately owned by a group of shareholders who are the shareholders of ZhuoluJinxin Mining Co., Ltd. (“China Jinxin”). Therefore, China Tongda was directly controlled by Real Fortune HK, and Real Fortune HK was directly controlled by Real Fortune BVI prior to the execution of a series of contractual agreements between China Tongda and China Jinxin in May 2011, described below.

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

9.   DEFERRED TAX ASSETS

Deferred tax asset is the difference between the tax and book for accrued mine restoration cost.

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

11.  LONG TERM ACCRUED EXPENSE

Under local environmental regulations, the Company is obligated at the end of the mines useful life to restore and rehabilitate the land that is used in the mining operation. The Company estimates it would cost total of $0.56 million (RMB 3.5 million) for such efforts.

The Company accrued expense based on the actual production volume during the period. As of December 31, 2011 and 2010, the long term accrued expense for environment restoration was $12,991 and $7,414, respectively.

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

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%
Other	0.5%	(0.3)%
Tax per financial statements	25.5%	24.7%

The provisions for income tax for 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense - current	$800,637	$1,082,029
Income tax expense (benefit) - deferred	(1,268)	(1,813)
Total income tax expense	$799,369	$1,080,216

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

17. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the date at December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 were restated to reflect the following:

Because the Company had not yet acquired the mining rights and no future economic benefit arose from the mining rights, it should not have recorded and capitalized as a noncurrent asset for the anticipated asset retirement cost for restoring the mine when it is fully extracted; accordingly, it should not have recorded the anticipated corresponding noncurrent liability of asset retirement obligation.  The Company should instead expense and accrue the mine restoration cost for the area it mined during the period.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet for the date at December 31, 2011:

Consolidate Balance Sheet at December 31, 2011	As Previously Reported	Restated	Net Adjustment

Asset retirement cost, net	$1,585,359	$-	$(1,585,359)

Total Assets	$12,847,092	$11,261,733	$(1,585,359)
Income tax payable	$166,353	$131,201	$(35,152)
Total current liabilities	$1,288,012	$1,252,860	$(35,152)
Asset retirement obligation	$1,738,945	$-	$(1,738,945)
Accrued expense	$-	$12,991	$12,991
Total noncurrent liabilities	$1,738,945	$12,991	$(1,725,954)
Total liabilities	$3,026,957	$1,265,851	$(1,761,106)
Accumulated other comprehensive income	$542,252	$550,570	$8,318
Retained earnings	$3,416,318	$3,583,747	$167,429
Total stockholders’ equity	$9,820,135	$9,995,882	$175,747

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet for the date at December 31, 2010:

Consolidate Balance Sheet at December 31, 2010	As Previously Reported	Restated	Net Adjustment

Asset retirement cost, net	$1,522,778	$-	$(1,522,778)

Total Assets	$12,669,006	$11,146,228	$(1,522,778)
Income tax payable	$160,591	$143,514	$(17,077)
Total current liabilities	$6,948,642	$6,931,565	$(17,077)
Asset retirement obligation	$1,598,501	$-	$(1,598,501)
Accrued expense	$-	$7,414	$7,414
Total noncurrent liabilities	$3,108,459	$1,517,372	$(1,591,087)
Total liabilities	$10,057,101	$8,448,937	$(1,608,164)
Accumulated other comprehensive income	$118,552	$120,402	$1,850
Retained earnings	$1,403,775	$1,487,311	$83,536
Total stockholders’ equity	$2,611,905	$2,697,291	$85,386

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations for the year ended December 31, 2011:

	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Operations and Comprehensive loss

Cost of goods sold	$5,616,801	$5,621,873	$5,072
Gross profit	$4,531,808	$4,526,736	$(5,072)
General and administrative expenses	$1,408,698	$1,393,879	$(14,819)
Income from operations	$3,123,110	$3,132,857	$9,747
Interest expense	$(57,367)	$(426)	$56,941
Total non-operating income (expenses)	$(56,314)	$1,053	$57,367
Income before income taxes	$3,066,796	$3,133,910	$67,114
Provision for income tax	$816,148	$799,369	$(16,779)
Net Income	$2,250,648	$2,334,541	$83,893

Foreign currency translation gain	$423,700	$430,168	$6,468
Comprehensive (loss) income	$2,674,348	$2,764,709	$90,361

Basicnet earnings per share	$0.28	$0.29	$0.01

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations for the year ended December 31, 2010:

	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Operations and Comprehensive loss

Cost of goods sold	$7,167,555	$7,174,809	$7,254
Gross profit	$5,593,691	$5,586,437	$(7,254)
General and administrative expenses	$1,244,740	$1,223,540	$(21,200)
Income from operations	$4,348,951	$4,362,897	$13,946
Interest expense	$(52,883)	$-	$(52,883)
Total non-operating income (expenses)	$(49,999)	$2,884	$52,883
Income before income taxes	$4,298,952	$4,365,781	$66,829
Provision for income tax	$1,096,923	$1,080,216	$(16,707)
Net Income	$3,202,029	$3,285,565	$83,536

Foreign currency translation gain	$51,080	$52,892	$1,812
Comprehensive (loss) income	$3,253,109	$3,338,457	$85,348

Basicnet earnings per share	$0.40	$0.41	$0.01

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the year ended December 31, 2011:

	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Cash Flows

Net income	$2,250,648	$2,334,541	$83,893
Accretion of interest on asset retirement obligation	$57,367	$-	$(57,367)
Depreciation and amortization	$1,036,881	$1,022,061	$(14,820)

Accrued liabilities and other payables	$43,555	$48,628	$5,073
Income taxes payable	$(2,381)	$(19,160)	$(16,779)
Net cash provided by (used in) operating activities	$(2,899,300)	$(2,899,300)	$-

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the year ended December 31, 2010:

	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Cash Flows

Net income	$3,202,029	$3,285,565	$83,536
Accretion of interest on asset retirement obligation	$52,883	$-	$(52,883)
Depreciation and amortization	$930,950	$909,752	$(21,198)

Accrued liabilities and other payables	$52,056	$59,309	$7,253
Income taxes payable	$157,109	$140,402	$(16,707)
Net cash provided by (used in) operating activities	$(659,687)	$(659,687)	$-