Form 10-Q/A
period 2012-03-31
Target Acquisitions I, Inc.
filed 2012-08-06
CIK 1440208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

This amendment is being filed to amend the following items in response to a letter of comment we received from the Staff of the Division of Corporation Finance, Securities and Exchange Commission and includes a restatement of the consolidated financial statements previously filed:

Part I: Item 1 (Financial Statements) and Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Part II: Item 1A. (Risk Factors) and Item 6 (Exhibits).

i

TARGET ACQUISITIONS I, INC.
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1A. Risk Factors	26

Item 6. Exhibits	26

Signatures	27

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

ii

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	2012 (Restated)	2011 (Restated)
ASSETS
CURRENT ASSETS
Cash & equivalents	$62,064	$196,116
Inventory	675,764	672,127
Advance to suppliers	128,280	-
Other receivable	50,288	-
Total current assets	916,396	868,243
NONCURRENT ASSETS
Property and equipment, net	9,379,162	9,596,034
Intangible assets	588,961	598,205
Construction in progress	360,434	196,004
Deferred tax assets	3,251	3,248
Total noncurrent assets	10,331,808	10,393,490
TOTAL ASSETS	$11,248,204	$11,261,733

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued liabilities and other payables	$419,306	$248,768
Payable to contractors	873,806	872,891
Income taxes payable	131,341	131,201
Advance from shareholder	235,133	-
Total current liabilities	1,659,586	1,252,860
NONCURRENT LIABILITY
Accrued expense	13,005	12,991
Total liabilities	1,672,591	1,265,851
CONTINGENCIES AND COMMITMENT
STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 8,000,100	8,000	8,000
Paid in capital	5,296,312	5,296,312
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	560,542	550,570
Retained earnings	3,153,758	3,583,747
Total stockholders' equity	9,575,613	9,995,882
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,248,204	$11,261,733

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	2012 (Restated)	2011 (Restated)
Operating expenses
General and administrative	$429,047	$333,326
Loss from operations	(429,047)	(333,326)
Non-operating income
Interest income	66	813
Interest expense	(920)	(11)
Financial expense	(88)	-
Total non-operating income (expenses), net	942	(802)
Loss before income tax	(429,989)	(332,524)
Net loss	(429,989)	(332,524)
Other comprehensive income
Foreign currency translation gain	9,720	64,943
Comprehensive loss	$(420,269)	$(267,581)
Basic weighted average shares outstanding	8,000,100	8,000,000
Basic net earnings per share	$(0.05)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012 (Restated)	2011 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(429,989)	$(332,524)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	261,970	250,761
(Increase) decrease in current assets:
Inventory	(2,926)	(164,075)
Other receivable	(50,184)	-
Advance to suppliers	(128,013)	-
Increase (decrease) in current liabilities:
Unearned revenue	-	30,380
Accrued liabilities and other payables	170,058	82,797
Income taxes payable	-	(135,166)
Net cash used in operating activities	(179,084)	(267,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(163,883)	-
Acquisition of property, plant & equipment	(25,657)	-
Net cash used in investing activities	(189,540)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	234,645	-
Net cash provided by financing activities	234,645	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(73)	1,769
NET DECREASE IN CASH & EQUIVALENTS	(134,052)	(266,058)
CASH & EQUIVALENTS, BEGINNING OF PERIOD	196,116	283,299
CASH & EQUIVALENTS, END OF PERIOD	$62,064	$17,241
Supplemental Cash flow data:
Income tax paid	$-	$135,166
Interest paid	$-	$-

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

The Management Entrustment Agreement is for 30 years, or until May 9, 2041, and will be extended automatically for successive 10 year periods thereafter, except that the agreement will terminate (i) at the expiration of the initial 30-year term, or any 10-year renewal term, if WFOE notifies China Jinxin not less than 30 days prior to the applicable expiration date that it does not want to extend the term, (ii) upon prior written notice from WFOE, or (iii) upon the date WFOE acquires all of the assets, or at least 51% of the equity interests, of China Jinxin. The term of each Exclusive Purchase Option Agreement is 30 years, or until May 9, 2041, and will be extended automatically for successive 10-year periods thereafter, unless WFOE notifies China Jinxin and the shareholder of China Jinxin granting the option at least 30 days prior to the applicable expiration date that it does not want to extend the option.

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

Each shareholder of China Jinxin executed an irrevocable power of attorney to appoint China Tongda as its attorney-in-fact to exercise all of its rights as equity owner of China Jinxin, including 1) attend the shareholders’ meetings of China Jinxin and/or sign the relevant resolutions; 2) exercise all the shareholder's rights and shareholder's voting rights that the shareholder is entitled to under the laws of the PRC and the Articles of Association of China Jinxin, including but not limited to the sale or transfer or pledge or disposition of the shares in part or in whole; 3) designate and appoint the legal representative, Chairman of the Board of Directors (“BOD”), Directors, Supervisors, the Chief Executive Officer, Financial Officer and other senior management members of China Jinxin; and 4) execute the relevant share purchases and other terms stipulated in the Exclusive Purchase Option and Share Pledge Agreements.

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

9.   DEFERRED TAX ASSETS

Deferred tax asset is the difference between the tax and book for accrued mine restoration cost.

10.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Accrued payroll	$16,964	$29,380
Accrued mining rights	70,283	70,209
Other payables	332,059	128,700
Other	-	20,479
Total	$419,306	$248,768

As of March 31, 2012, Other payables consisted of an advance from a third party of $203,359 for the new production line construction. This advance bears no interest and will be repaid when the project is completed.  As of December 31, 2011, Other payables also consisted of the short-term borrowing of $128,700 from a third party for capital contribution of China Tongda by Real Fortune HK, which bears no interest and is payable on demand.

11.   LONG TERM ACCRUED EXPENSE

Under local environmental regulations, the Company is obligated at the end of the mines useful life to restore and rehabilitate the land that is used in the mining operation. The Company estimates it would cost $0.56 million (RMB 3.5 million) for such efforts.

The Company accrued expense based on the actual production volume during the period. As of March 31, 2012 and December 31, 2011, the long term accrued expense for environment restoration was $13,005 and $12,991, respectively.

12.   PAYABLE TO CONTRACTORS

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

The following table reconciles the PRC statutory rates to the Company’s effective tax rate for the three months ended March 31, 2012 and 2011:

	2012	2011
US statutory rates	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Valuation allowance	25.0%	25.0%
Tax (benefit) per financial statements	-%	-%

14. MAJOR CUSTOMER AND VENDORS

One customer accounted for 100% of the Company’s sales for the three month periods ended March 31, 2012 and 2011. The Company made a long-term (ten year) strategic contract with Handan Steel Group Company (“HSG”) a state-owned enterprise, and agreed to sell to HSG. The selling price was determined based on market value after deduction of the cost for ensuring the Company a proper profit margin. HSG agreed to purchase all the Company’s products regardless of the change of the market. The Company is economically dependent on HSG. However, with the high demand of iron ore concentrate in China, the Company believes there are other buyers available if HSG is unable to execute the contract. The Company had no sales for the three months ended March 31, 2011 due to the PRC government’s energy saving and emission reduction plan. The sales were resumed in the second quarter of 2011. The Company ceased sales in the three months ended March 31, 2012 due to the upgrading of its production lines for improving the iron ore refinement and iron ore concentration rate. The upgraded production line project will be finished in August 2012. The accounts receivable balance due was $0 at March 31, 2012 and December 31, 2011.

There were no vendors which accounted for over 10% of the Company’s total sales for the three months ended March 31, 2012 or 2011.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund. The Company did not make any contribution to this fund during the three months ended March 31, 2012 or 2011.

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

17. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the date at March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 were restated to reflect the following:

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

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet for March 31, 2012:

Consolidated Balance Sheet at March 31, 2012	As Previously Reported	Restated	Net Adjustment
Deferred tax asset	$-	$3,251	$3,251
Accumulated other comprehensive income	$560,542	$560,290	$(252)
Retained earnings	$3,150,254	$3,153,758	$3,504
Total stockholders’ equity	$9,572,361	$9,562,607	$(3,251)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations for the three months ended March 31, 2012:

	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Operations and Comprehensive loss

General and administrative expenses	$412,493	$429,047	$16,554
Income (loss) from operations	$(412,493)	$(429,047)	$(16,554)
Interest income (expense)	$115,568	$66	$(115,502)
Total non-operating income (expenses)	$114,560	$(942)	$(115,502)
(Loss) before income taxes	$(297,933)	$(429,989)	$(132,056)
Income tax benefit	$(31,868)	$-	$31,868
Net (loss)	$(266,065)	$(429,989)	$(163,924)

Foreign currency translation gain	$18,290	$9,720	$(8,570)
Comprehensive (loss)	$(247,775)	$(420,269)	$(172,494)

Basicnet earnings per share	$(0.03)	$(0.05)	$(0.02)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations for the three months ended March 31, 2011:

	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Operations and Comprehensive loss

General and administrative expenses	$334,262	$333,326	$(936)
(Loss) from operations	$(334,262)	$(333,326)	$936
Interest expense	$(14,081)	$(11)	$14,070
Total non-operating income (expenses)	$(13,268)	$802	$14,070
(Loss) before income taxes	$(347,530)	$(332,524)	$15,006
Net (loss)	$(347,530)	$(332,524)	$15,006

Foreign currency translation gain	$64,019	$64,943	$924
Comprehensive (loss)	$(283,511)	$(267,581)	$15,930

Basic net earnings per share	$(0.04)	$(0.04)	$0.002

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for three months ended March 31, 2012:

	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Cash Flows

Net loss	$(266,065)	$(429,989)	$(163,924)
Change in asset retirement cost and obligation	$(115,502)	$-	$115,502
Depreciation and amortization	$224,044	$261,970	$37,926
Change in deferred tax	$3,244	$-	$(3,244)
Accrued liabilities and other payables	$191,431	$170,058	$(21,373)
Income taxes payable	$(35,113)	$-	$35,113
Net cash provided by (used in) operating activities	$(179,084)	$(179,084)	$-

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the three months ended March 31, 2011:

	As Previously		Net
	Reported	Restated	Adjustment
Consolidated Statement of Cash Flows

Net loss	$(347,530)	$(332,524)	$15,006
Accretion of interest on asset retirement obligation	$12,168	$-	$(12,168)
Depreciation and amortization	$232,720	$250,761	$18,041
Accrued liabilities and other payables	$81,082	$82,797	$1,715
Income taxes payable	$(112,572)	$(135,166)	$(22,594)
Net cash provided by (used in) operating activities	$(267,827)	$(267,827)	$-

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

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

	2012	2011	Dollar Increase (Decrease)	Percentage Increase (Decrease)
Operating expenses	$429,047	$333,326	95,721	28.7%
(Loss) from operations	(429,047)	(333,326)	(95,721)	(28.7)%
Other Income (Expenses), net	(942)	802	(1,744)	N/M
(Loss) before income taxes	(429,989)	(332,524)	(97,465)	(29.3)%
Net (loss)	$(429,989)	$(332,524)	$97,465	(29.3)%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, the Company ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. The Company installed power equipment to enable it to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have material impact on our production in the future.  For the three months ended March 31, 2012, the Company halted production to upgrade our production lines to improve its iron ore refinement and iron ore concentration rate. We estimate that this upgrade will be finished in August 2012. Therefore, the Company is not likely to resume production prior to September 2012.

Operating Expenses

Operating expenses consist mainly of employee salary, depreciation and amortization of items not directly associated with production and utilities.

Operating expenses were $0.43 million for three months ended March 31, 2012, compared to $0.33 million for the 2011 period, an increase of $0.08 million or 20%. The increase was mainly due to increased expenses for meetings with government officials, training of personnel, and audit fee.

Net Loss

During the first quarter of 2012 and 2011, the Company had no sales.   Inasmuch as expenses increased from the first quarter of 2011 to the first quarter of 2012,, the Company’s net loss increased to $429,989 for the three months ended March 31, 2012, from $332,524 for the comparable period of 2011.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured.  If the Company could not obtain iron ore to process or was no longer able to process ore, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations.  There is no assurance such cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations.

On March 31, 2012, the Company had cash and equivalents of $62,064. We do not anticipate significant cash expenditures in the immediate future on our current production facilities.  Consequently, in the absence of a significant acquisition, the Company believes its cash on hand will be sufficient to satisfy its needs for cash for the immediate future and with anticipated advances from shareholders over the next 12 months.  However, in the future, the Company intends to continue the expansion of operations by acquiring new production facilities and mines. The acquisitions will be paid for with cash or our equity securities, or combinations of both. Although currently all of the acquisitions are in early stages of negotiation, the Company will need outside funding from our current shareholders, bank loans or the issuance of equity securities once we make progress on the acquisitions. Failure to obtain such financing could have a material adverse effect on our business expansion.  The sale by the Company of its equity securities would dilute the interest of its current shareholders.  Further, there is no guarantee the terms on which such an issuance would occur, if at all, would be favorable to the Company’s current shareholders.

As of March 31, 2012, cash and equivalents were $62,064 compared to $17,241 as of March 31, 2011. The following is a summary of cash provided by or used in each of the indicated types of activities during three months ended March 31, 2012 and 2011, respectively.

	2012	2011
Net cash used in operating activities	$(179,084)	$(267,827)
Net cash used in investing activities	(189,540)	-
Net cash provided financing activities	234,645	-
Exchange rate effect on cash	(73)	1,769
Net cash (outflow) inflow	$(134,052)	$(266,057)

Net cash used in operating activities

Cash has historically been used in operations and for advances to suppliers. The cash outflow from operating activities for the three months ended March 31, 2012 was principally attributable to the net loss of $429,989 and the increase in payments for inventory of $2,926, other receivable of $50,184, advances to suppliers of $128,013, offset in part by an increase in accrued expense of $170,058.

Net cash used in investing activities

Net cash used in investing activities was $189,540 for the three months ended March 31, 2012, mainly attributable to purchase and installation of equipment for future iron ore refining.

Net cash provided by financing activities

Net cash provided by financing activities was $234,645 for the three months ended March 31, 2012, compared to no net cash provided by financing activities in the comparable period of 2011. The net cash provided by financing activities in the first quarter of 2012 was from advances from shareholders of $234,645.

At March 31, 2012, we had a working capital deficit of $743,190, an increase from the deficit at December 31, 2011 of $384,617 which was driven by increased accrued liabilities and advances from shareholders in the form of loans. The Company had no bank loans at March 31, 2012. Our customer is a state-owned company and has dependable credit. We believe our available funds together with anticipated loans from shareholders will be sufficient to meet our anticipated ongoing operating needs for the next 12 months, and our capital needs, if any, for production facilities at the Zhuolu Mine. Currently, there are no significant capital improvements planned for our production facilities at the Zhuolu Mine. The Company might need to raise additional capital if it decides to make one or more substantial acquisitions of mineral rights or other production facilities. There can be no guarantee we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our BOD. If we cannot obtain the financing necessary to complete any potential acquisition our ability to expand our operations will be hindered.

At December 31, 2010, the Company owed four shareholders $4,677,850 for working capital needs. Those borrowings were non-interest bearing and payable on demand. By December 31, 2011, the Company had paid in full all shareholders’ borrowings with the proceeds from shareholder’s capital contribution. At March 31, 2012, the Company borrowed another loan from one of its shareholders of $235,113 (RMB 1,480,000) for working capital needs. This borrowing was non-interest bearing and payable on demand.

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

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in Item 2.01 of our Current Report on Form 8-K/A (Amendment No. 4) reporting the acquisition of Real Fortune BVI filed on July 27, 2012 (the "Form 8-K/A"), and the amendments thereto, under the caption "Risk Factors," our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, our consolidated financial statements and related notes included in Item 1 of Part I of this report and our consolidated financial statements and related notes, our Management's Discussion and Analysis of Financial Condition and Results of Operations and the other information in the Form 8-K/A. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

TARGET ACQUISITIONS I, INC.

Dated: August 6, 2012	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer