Form 10-Q
period 2012-06-30
Target Acquisitions I, Inc.
filed 2012-08-14
CIK 1440208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2012
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-53328

TARGET ACQUISITIONS I, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2895640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

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

At August 13, 2012, we had outstanding 8,000,100 shares of common stock.

TARGET ACQUISITIONS I, INC.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1A. Risk Factors	25

Item 6. Exhibits	25

Signatures	26

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

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	2012	2011 (Restated)

ASSETS
CURRENT ASSETS
Cash & equivalents	$35,602	$196,116
Inventory	672,800	672,127
Advance to suppliers	163,557	-
Other receivable	5,506	-
Total current assets	877,465	868,243
NONCURRENT ASSETS
Property and equipment, net	9,081,213	9,596,034
Intangible assets	576,289	598,205
Construction in progress	658,421	196,004
Deferred tax assets	3,236	3,247
Total noncurrent assets	10,319,159	10,393,490
TOTAL ASSETS	$11,196,624	$11,261,733

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,427	$-
Accrued liabilities and other payables	433,354	261,759
Payable to contractors	869,579	872,891
Income taxes payable	130,706	131,201
Advance from shareholder	634,635	-
Total current liabilities	2,076,701	1,265,851
Total liabilities	2,076,701	1,265,851
CONTINGENCIES AND COMMITMENT
STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 8,000,100	8,000	8,000
Paid in capital	5,296,312	5,296,312
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	514,472	550,570
Retained earnings	2,743,886	3,583,747
Total stockholders' equity	9,119,923	9,995,882
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,196,624	$11,261,733

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
SIX AND THREE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2012	2011 (Restated)	2012	2011 (Restated)
Net sales	$-	$4,377,375	$-	$4,377,375
Cost of goods sold		2,219,870		2,219,870
Gross profit	-	2,157,505	-	2,157,505
Operating expenses
General and administrative	838,811	606,911	409,764	273,585
Income (Loss) from operations	(838,811)	1,550,594	(409,764)	1,883,920
Non-operating income
Interest income	169	1,342	103	540
Other expense	(920)	-	-	-
Financial expense	(301)	(74)	(213)	(74)
Total non-operating income (expenses), net	(1,052)	1,268	(110)	466
Income (loss) before income tax	(839,863)	1,551,862	(409,874)	1,884,386
Income tax	-	389,422	-	389,422
Net income (loss)	(839,863)	1,162,440	(409,874)	1,494,964
Other comprehensive income
Foreign currency translation gain (loss)	(36,098)	174,484	(45,814)	109,541
Comprehensive income (loss)	$(875,961)	$1,336,924	$(455,688)	$1,604,505
Basic weighted average shares outstanding	8,000,100	8,000,000	8,000,100	8,000,000
Basic net earnings (loss) per share	$(0.10)	$0.15	$(0.05)	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(839,863)	$1,162,440
Adjustments to reconcile net income (loss) to net cash
used in (provided by) operating activities:
Depreciation and amortization	525,094	504,701
Change in deferred tax	-	(513)
(Increase) decrease in current assets:
Accounts receivable	-	(1,351,470)
Inventory	(3,232)	(268,302)
Other receivable	(5,521)	-
Advance to suppliers	(164,010)	-
Increase (decrease) in current liabilities:
Accounts payable	8,450
Accrued liabilities and other payables	172,577	693,934
Income taxes payable	-	621,970
Net cash (used in) provided by operating activities	(306,505)	1,362,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(464,446)	-
Acquisition of property, plant & equipment	(25,657)	(581)
Net cash used in investing activities	(490,103)	(581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term borrowing	-	128,700
Repayment of long term payable	-	(1,452,355)
Repayment to related party	-	(4,736,206)
Proceeds from investors	-	4,586,385
Advance from related party	636,395	-
Net cash provided by (used in) financing activities	636,395	(1,473,476)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(301)	4,037
NET DECREASE IN CASH & EQUIVALENTS	(160,514)	(107,260)
CASH & EQUIVALENTS, BEGINNING OF PERIOD	196,116	283,299
CASH & EQUIVALENTS, END OF PERIOD	$35,602	$176,039
Supplemental Cash flow data:
Income tax paid	$-	$139,179
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

China Jinxin was incorporated in China on December 21, 2006. China Jinxin is engaged in iron ore processing and concentrate production in the PRC. The main product of China Jinxin is iron ore concentrate.

On May 9, 2011, China Jinxin and its shareholders entered into a series of agreements, including a Management Entrustment, an Exclusive Purchase Option and Equity Pledge Agreements with China Tongda, and each shareholder of China Jinxin granted China Tongda an irrevocable power of attorney to appoint China Tongda as his attorney-in-fact to exercise all of its rights as equity owner of China Jinxin. According to these agreements, Wholly Foreign Owned Enterprise (“WFOE”) acquired management control of China Jinxin whereby WFOE is entitled to all net profits of China Jinxin as a management consultation and technical supporting fee, and is obligated to manage and fund China Jinxin’s operations and pay its debts. As a result of these agreements, China Tongda is considered the primary beneficiary of China Jinxin, and China Tongda must consolidate the results of operations of China Jinxin, as China Tongda contractually controls the management of China Jinxin and China Jinxin granted an irrevocable proxy to China Tongda or its designee as defined in ASC Topic 810, “Consolidation”.  Consolidation of Variable Interest Entities (“VIE”), included in ASC Topic 810, requires certain VIEs to be consolidated by the entity’s primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

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

China Jinxin’s results of operations, assets and liabilities are consolidated in the Company’s financial statements from the earliest period presented.  The Group’s structure as of June 30, 2012 is as follows:

Target Acquisitions I, Inc. (“Target”)

China Real Fortune Mining Limited (Real Fortune BVI)

Real Fortune Holding Limited (Real Fortune HK)
Off-shore
On-shore
Zhangjiakou Tongda Mining Technologies Service Co., Ltd (China Tongda or WFOE)	◄------------------------------------► VIE Agreement	Zhuolu Jinxin Mining Co., Ltd (China Jinxin)

Through contractual arrangements between China Tongda and China Jinxin, the Company controls China Jinxin’s operations and financial affairs. As a result of these agreements, China Tongda is considered the primary beneficiary of China Jinxin (see Note 2) and accordingly, China Jinxin’s results of operations and financial condition are consolidated in the group financial statements. All issued and outstanding shares of China Jinxin are ultimately held by 15 Chinese citizens.

The consolidated interim financial information as of June 30, 2012 and for the six and three month periods ended June 30, 2012 and 2011 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2012, results of operations and cash flows for the six month periods ended June 30, 2012 and 2011, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with US GAAP. Target and Real Fortune BVI’s functional currency is the US Dollar (‘‘USD’’ or “$”), Real Fortune HK’s functional currency is Hong Kong Dollar (‘‘HKD’’) and China Tongda’s and China Jinxin’s functional currency is Chinese Renminbi (‘‘RMB’’). The accompanying financial statements were translated from functional currencies and presented in USD.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and its VIE for which the Company’s subsidiary China Tongda is the primary beneficiary. All transactions and balances among the Company, its subsidiaries and VIE were eliminated in consolidation.

The Company follows  ASC 810 which requires a VIE be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE or is entitled to a majority of the VIE’s residual returns. In determining China Jinxin is the VIE of China Tongda, the Company considered the following indicators, among others:

China Tongda has the right to control and administer the financial affairs and operations of China Jinxin and to manage and control all assets of China Jinxin. The equity holders of China Jinxin as a group have no right to make any decision about China Jinxin’s activities without the consent of China Tongda. China Tongda will be paid quarterly, management consulting and technical support fees equal to all pre-tax profits, if any, of that quarter. If there are no earnings before taxes and other cash expenses, then no fee shall be paid. If China Jinxin sustains losses, they will be carried to the next period and deducted from the next service fee. China Jinxin has the right to require China Tongda pay China Jinxin the amount of any loss incurred by China Jinxin.

The shareholders of China Jinxin pledged their equity interests in China Jinxin to China Tongda to guarantee China Jinxin’s performance of its obligations under the Equity Pledge Agreement. If either China Jinxin or its equity owners is in breach of the Equity Pledge or Exclusive Purchase Option Agreements, then China Tongda is entitled to require the equity owners of China Jinxin to transfer their equity interests in China Jinxin to it.

The shareholders of China Jinxin irrevocably granted China Tongda or its designated person an exclusive option to acquire, at any time, all of the assets or outstanding shares of China Jinxin, to the extent permitted by PRC law. The purchase price for the shareholders’ equity interests in China Jinxin shall be the lower of (i) the actual registered capital of China Jinxin or(ii) RMB 500,000 ($78,000), unless an appraisal is required by the laws of China.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had no accounts receivable or bad debt allowances at June 30, 2012 and December 31, 2011.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2012 and December 31, 2011, there were no impairments of its long-lived assets.

Income Taxes

The Company utilizes FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2012 and December 31, 2011 the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with FASB ASC Topic 605, “Revenue Recognition”.   Sales are recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of fuel and power direct material and labor, depreciation of mining plant and equipment, attributable to the production of iron ore concentrate. Write-down of inventory to lower of cost or market is also recorded in COGS.

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

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company’s operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and short-term debt, carrying amounts approximate their fair values due to their short maturities.  FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines FV, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for FV measures. The three levels are defined as follow:

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

●	Level 3 inputs to the valuation methodology are unobservable and significant to the FV measurement.

As of June 30, 2012 and December 31, 2011 the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”.  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six and three months ended June 30, 2012 and 2011 consisted of net income and foreign currency translation adjustments.

Earnings (loss) per Share (EPS)

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting”, requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

FASB ASC Topic 280 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment – iron ore mining.

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There was no material impact on our consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the FV of a reporting unit is less than its carrying amount. If greater than a 50% likelihood exists that the FV is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There was no material impact on our consolidated financial statements upon adoption.

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

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

As of June 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3.   INVENTORY

Inventory consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Material	$21,256	$18,102
Finished goods	651,544	654,025
Total	$672,800	$672,127

4.   MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu county government to obtain the rights to mine in the location where it currently mines. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted. The Company used $0.38 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in accounting estimate.

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Building	$6,895,296	$6,921,560
Production equipment	4,049,040	4,064,463
Transportation equipment	1,219,505	1,206,957
Office equipment	97,793	89,675
	12,261,634	12,282,655
Less: Accumulated depreciation	(3,180,421)	(2,686,621)
	$9,081,213	$9,596,034

Depreciation for the six months ended June 31, 2012 and 2011 was $505,393 and $485,705, respectively.  Depreciation for the three months ended June 30, 2012 and 2011 was $253,273 and $244,381, respectively.

6.   ADVANCE FROM SHAREHOLDER

At June 30, 2012, the Company owed one shareholder $634,635 (RMB 4,014,000) for money borrowed to purchase equipment to be used in construction in progress.  This advance was non-interest bearing and payable on demand.

7.   INTANGIBLE ASSETS

Intangible assets consisted solely of land use rights. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2006 for $0.75 million (RMB 5 million).  The Company has the right to use the land for 20 years and is amortizing such rights on a straight-line basis for 20 years.

Intangible assets consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Land use rights	$943,954	$788,842
Less: Accumulated amortization	(367,665)	(190,637)
Net	$576,289	$598,205

Amortization of intangible assets for the six months ended June 30, 2012 and 2011 was $19,717 and $18,997, respectively.   Amortization of intangible assets for the three months ended June 30, 2012 and 2011 was $9,867 and $9,559, respectively. Annual amortization for the next five years from June 30, 2012, is expected to be: $39,400; $39,400; $39,400;$39,400 and $39,400.

8.   CONSTRUCTION IN PROGRESS

The construction in progress represented purchase of equipment and installation for future iron ore refining business. The Company spent approximately $460,000 for the construction during the six months ended June 30, 2012. The project was estimated to be completed in September of 2012.

9.   DEFERRED TAX ASSETS

Deferred tax asset is the difference between the tax and book for accrued mine restoration cost.

10.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Accrued payroll	$18,379	$29,380
Accrued mining rights	69,943	70,209
Accrued mine restoration fee	12,942	12,991
Other payables	332,090	128,700
Other	-	20,479
Total	$433,354	$261,759

As of June 30, 2012, other payables consisted of a short-term borrowing of $128,700 from a third party for a capital contribution of China Tongda by Real Fortune HK, which bears no interest and is payable on demand; an advance from a third party of $203,390 for the new production line construction, this advance bears no interest and will be repaid when the project is completed.  As of December 31, 2011, other payables consisted of the short-term borrowing of $128,700 from a third party for a capital contribution to China Tongda by Real Fortune HK, which bears no interest and is payable on demand.

Under local environmental regulations, the Company is obligated at the end of the mine’s useful life to restore and rehabilitate the land that is used in the mining operation. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire mine after extracting all the economical ore for such efforts.

The Company accrued expense based on the actual production volume during the period. As of June 30, 2012 and December 31, 2011, the accrued liability for environment restoration was $12,942 and $12,991, respectively.

11.   PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction Company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012, which was recorded as a current liability.  During 2011, the Company paid $2.86 million (RMB 18.0 million). For the six months ended June 30, 2012, the Company did not make any payment for this payable.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2012 and 2011:

	2012	2011
US statutory rates	(34.0)%	34.0%
Tax rate difference	9.0%	(9.0)%
Other	-%	0.1%
Valuation allowance	25.0%	-%
Tax per financial statements	-%	25.1%

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended June 30, 2012 and 2011:

	2012	2011
US statutory rates	(34.0)%	34.0%
Tax rate difference	9.0%	(9.0)%
Other	-%	(4.3)%
Valuation allowance	25.0%	-%
Tax per financial statements	-%	20.7%

The provisions for income tax for the six months ended June 30, 2012 and 2011 consisted of the following:

	2012	2011
Income tax expense - current	$-	$389,935
Income tax benefit - deferred	-	(513)
Total income tax expenses	$-	$389,422

The provisions for income taxes for the three months ended June 30, 2012 and 2011 consisted of the following:

	2012	2011
Income tax expense – current	$-	$389,935
Income tax benefit - deferred	-	(513)
Total income tax expenses	$-	$389,422

Consolidated foreign pretax earnings approximated $0 and $1,336,924 for the six months ended June 30, 2012 and 2011, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent those earnings are invested indefinitely outside the US. At June 30, 2012, $2.74 million of accumulated undistributed earnings of non-US subsidiaries was invested indefinitely. At the existing US federal income tax rate, additional taxes of $521,338 would have to be provided if such earnings were remitted currently.

13. MAJOR CUSTOMER AND VENDORS

There were no sales for the six and three months ended June 30, 2012. One customer accounted for 100% of the Company’s sales for the six and three months ended June 30, 2011.

The Company made a long-term (10 year) strategic contract with Handan Steel Group Company (“HSG”) a state-owned enterprise, and agreed to sell all of its output to HSG. The selling price was to be determined based on market prices from time to time at a level that would ensure the Company a proper profit margin. HSG agreed to purchase all the Company’s products regardless of the change of the market. The Company is economically dependent on HSG. However, with the high demand of iron ore concentrate in China, the Company believes there are other buyers available if HSG is unable to execute the contract. The Company had no sales for the three months ended March 31, 2011 due to the PRC government’s energy saving and emission reduction plan. Sales were resumed in the second quarter of 2011. The Company had no sales in the six months ended June 30, 2012 due to the upgrading of its production lines for improving the iron ore refinement and iron ore concentration rate and its continued refusal to deliver concentrate produced during 2011 due to a pricing dispute with HSG. The upgraded production line project will be finished in September 2012. The accounts receivable balance due was $0 at June 30, 2012 and December 31, 2011.

Below is a table listing the vendors accounting for over 10% of the Company’s total purchase of raw materials. As of June 30, 2012, there were no account payable balances due to these three vendors.

	Percentage of total purchase		Percentage of total purchase
	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
ZhuoluTransportation Gas Station	-	45%	-	45%
NanguoTengfei Mining	-	38%	-	38%
Tongyi Lube	-	17%	-	17%

14.   STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company’s Chinese subsidiaries are now required to transfer 10% of net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s Chinese subsidiaries are not required to make appropriation to other reserve funds and do not have any intentions to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s Chinese subsidiaries do not do so.

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund. The Company did not make any contribution to this fund during the six and three months ended June 30, 2012 or 2011.

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

On October 1, 2011, effective the close of business September 30, 2011, we acquired 100% of the issued and outstanding capital stock of Real Fortune BVI for 8,000,000 shares of our common stock, which effectively constituted 100% of our issued and outstanding capital stock immediately after the consummation of the acquisition.  The Share Exchange was accounted for as a recapitalization of Real Fortune BVI effected by a share exchange, wherein Real Fortune BVI is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Real Fortune BVI were brought forward at their book value and no goodwill was recognized.  Consequently, the historical consolidated financial statements of Real Fortune BVI are now the historical financial statements of Target Acquisitions I, Inc.

As a result of our acquisition of Real Fortune BVI, we now own all of the issued and outstanding capital stock of Real Fortune BVI, which in turn owns all of the issued and outstanding capital stock of Real Fortune HK, which in turn owns all of the issued and outstanding capital stock of China Tongda. In addition, we effectively control China Jinxin through the VIE Agreements among China Tongda, China Jinxin and the shareholders of China Jinxin.

The following chart reflects our organizational structure as of the date of this report.

Status of Production

Through China Jinxin we currently own an iron ore concentrate production line in Zhuolu County with an annual production capacity of 300,000 tons of iron ore concentrate. We began construction of this facility in 2007 and initiated production at it in March 2010.  Our operations to date have been limited. We have not yet obtained the necessary permits to mine any iron ore. Initially we were granted the right to process iron ore recovered during the construction of our production facilities and ancillary roads; however, since August 2010, we have been mining iron ore on the mine upon which our production facilities are located even though we do not have the right to do so. If we are unable to obtain the necessary permits to mine in the areas surrounding our production facilities in the future and are challenged by related government authorities, we will have to purchase iron ores from third parties for processing at our production facilities.

To date, we have received only temporary manufacturing licenses granted by the agencies of the local government, which allow us to process ore that we obtained from Zhuolu Mine or other third parties to utilize our facility.

Our ability to profit from this facility is wholly dependent upon our ability to extract and process iron ore from Zhuolu Mine and sell the output for a price that enables us to generate a profit.  To date, all of our sales have been made to a single customer.  We entered into a ten-year contract with this customer which expires in January 2019.  Pursuant to this agreement, we agreed to sell the customer, HSG all of the output from our facility, which it agreed to purchase. The price paid to us by HSG is to be determined by HSG in light of the quality of our product and market prices and result in a proper margin to us. Thus, our ability to profit from our current production facility over the next seven years will be determined by the prices we receive from HSG.  We cannot guarantee that HSG will not offer a price below what it pays to the Company’s competitors. The lower price will reduce the Company’s profit margin. However, if the Company is not satisfied with the price set by HSG, it can attempt to renegotiate the price. In an effort to obtain a higher price from HSG, we refused to deliver iron ore concentrate we produced in the fourth quarter of 2011.

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

Our current production plant can process up to 800,000 tons of iron ore every year. However, during the six months ended June 30, 2012, the Company did not produce any iron ore concentrate or process any iron ore concentrate, for upgrading our production lines to improve its iron ore refinement and iron ore concentration rate. The Company estimates that this upgrade will be finished in September 2012. Therefore, the Company is not likely to resume production prior to October 2012.

The following table sets forth our tons of iron ore processed and tons of iron ore concentrate we produced, for the years indicated:

	2010	2011
Iron ore processed (tons)	397,860	326,393
Production volume of iron ore concentrate (tons)	110,569	70,440

The following table sets forth our tons of iron ore processed and tons of iron ore concentrate we produced, for the three months ended June 30, 2012 and 2011:

	2012	2011
Iron ore processed (tons)	-	-
Production volume of iron ore concentrate (tons)	-	25,283

The following table sets forth our tons of iron ore processed and tons of iron ore concentrate we produced, for the six months ended June 30, 2012 and 2011:

	2012	2011
Iron ore processed (tons)	-	168,957
Production volume of iron ore concentrate (tons)	-	25,283

All mineral resources in China are owned by the state. Thus, our ability to obtain iron ore is dependent upon our ability to obtain mineral licenses from the relevant state authorities or purchase ore from another party that has obtained mining rights from the state. It is generally not feasible to transport iron ore any significant distance before processing. We believe, as evidenced by our shareholders willingness to finance the construction of our facilities, that there is sufficient iron ore in the vicinity of our facilities to enable us to operate them at a profit. Nevertheless, we have yet to obtain long term rights to any iron mine and there is no assurance we will be able to do so. Although we have extracted iron ore from the Zhuolu Mine where our production facilities are located, we do not have the right to do so and can be subjected to various fines and penalties. However, given that the Company paid geological survey fees for the local government on the application of the mining rights on Zhuolu Mine and has not received any challenges from any authorities to our mining activities, the Company believes that even if fines and penalties are assessed against us in the future, the amount should be negotiable with the authorities. If we are unable to obtain mining rights to the Zhuolu Mine, we will have to cease mining operations at the Zhuolu Mine and we will seek to acquire iron ore from third parties. The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

To date we have been dependent upon cash advances from the shareholders of China Jinxin and cash generated from the operation of our production facilities.  If we were not to obtain sufficient iron ore for processing, it is likely that our operations would cease unless these individuals continue to provide sufficient funds to maintain our plant and equipment until such time as our operations could be resumed.

We may seek to grow our operations by acquiring mining rights and other production facilities.  The cash necessary to acquire such rights may exceed that which we have on hand.  In such event, we may seek to raise the necessary cash through bank loans or the issuance of equity to the vendors of such rights, our shareholders or third parties.  There can be no assurance such cash will be available to us on reasonable terms, if at all.  The prices and terms at which we issue equity securities and the performance of any rights or facilities we acquire, will determine whether we operate profitably.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

					Dollar	Percentage
	2012	% of Sales	2011 (Restated)	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$-	-	$4,377,375	100%	$(4,377,375)	(100)%
Costs of goods sold	-	-	2,219,870	51%	(2,219,870)	(100)%
Gross profit		-	2,157,505	49%	(2,157,505)	(100)%
Operating expenses	409,764	-	273,585	6%	136,179	50%
Income (loss) from operations	409,764	-	1,883,920	43%	(2,293,684)	(122)%
Other Income (expense), net	(110)	-	466	-%	(576)	(124	) %
Income (loss) before income taxes	(409,874)	-	1,884,386	43%	(2,294,260)	(122)%
Income taxes			389,422	9%	(389,422)	(100)%
Net income (loss)	$(409,874)	-	$1,494,964	34%	$(1,904,838)	(127)%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, the Company ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. The Company installed power equipment to enable it to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future.

Sales for the three months ended June 30, 2012 were $0, compared to $4.38 million for the three months ended June 30, 2011, a decrease of $4.38 million or 100%. There were no sales for the three months ended June 30, 2012 because the Company halted production to upgrade the production lines in order to improve its iron ore refinement and iron ore concentration rate and continued to withhold deliveries of concentrate produced during 2011 due to a pricing dispute with HSG. We estimate that this upgrade will be finished in September 2012. Therefore, the Company is not likely to resume production prior to October 2012.

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of fuel and power costs, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are directly attributable to the production of iron ore and iron ore concentrate.

We did not have any sales and production for the three months ended June 30, 2012. COGS for the three months ended June 30, 2012 was $0, a decrease of $2.22 million or 100%, compared to COGS of $2.22 million for the comparable period of 2011. The decrease of COGS was mainly the Company halted production to upgrade its production lines to improve its iron ore refinement and iron ore concentration rate.

Gross Profit

Gross profit was $0 for the three months ended June 30, 2012, a decrease of $2.16 million from $2.16 million for the comparable period of 2011. Profit margin was 0% for the three months ended June 30, 2012, compared to 49% for the 2011 period, which was the result of no sales and no production during the three months of June 30, 2012.

Operating Expenses

Operating expenses consist mainly of employee salary, depreciation and amortization of items not directly associated with production and utilities.

Operating expenses were $409,764 for three months ended June 30, 2012, compared to $273,585 for the corresponding 2011 period, an increase of $136,179 or 50%. The increase was mainly due to increased expenses for meetings and conference with government officials, training of personnel, employees’ salaries and audit fee.

Net Income (Loss)

Net loss for the three months ended June 30, 2012 was $409,874, compared to net income of $1,494,964 for the 2011 period, a decrease of $1,904,838 or 127%. The decrease in income was mainly due to no sales and incurring of general and administrative expenses during the second quarter of 2012.

Comparison of the Six Months Ended June 30, 2012 and 2011

					Dollar	Percentage
	2012	% of Sales	2011 (Restated)	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$-	-	$4,377,375	100%	$(4,377,375)	(100)%
Costs of goods sold	-	-	2,219,870	51%	(2,219,870)	(100)%
Gross profit		-	2,157,505	49%	(2,157,505)	(100)%
Operating expenses	838,811	-	606,911	14%	231,900	38%
Income (loss) from operations	(838,811)	-	1,550,594	35%	(2,389,405)	(154)%
Other Income (expense), net	(1,052)	-	1,268	-%	(2,320)	(183)%
Income (Loss) before income taxes	(839,863)	-	1,551,862	35%	(2,391,725)	(154)%
Income taxes		-	389,422	8%	(389,422)	(100)%
Net income (loss)	$(839,863)	-	$1,162,440	27%	$(2,002,303)	(172)%

Sales

Sales for the six months ended June 30, 2012 were $0, compared to $4.38 million for the six months ended June 30, 2011, a decrease of $4.38 million or 100%. There were no sales for the six months ended June 30, 2012 due to the upgrade of production and our continued refusal to deliver concentrate produced during 2011 due to a pricing dispute with HSG. We estimate that this upgrade will be finished in September 2012. Therefore, the Company is not likely to resume production prior to October 2012.

Cost of Goods Sold

COGS consists primarily of fuel and power costs, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are directly attributable to the production of iron ore and iron ore concentrate.

Due to the production line upgrade mentioned above and our refusal to deliver concentrate produced during 2011 due to a pricing dispute, for the six months ended June 30, 2012, we did not incur any sales. COGS for the six months ended June 30, 2012 was $0, a decrease of $4.38 million or 100%, compared to COGS of $4.38 million for the 2011 period.

Gross Profit

Gross profit was $0 million for the six months ended June 30, 2012, a decrease of $2.16 million from $2.16 million for the 2011 period. Profit margin was 0% for the six months ended June 30, 2012, compared to 49% for the 2011 period, which was the result of no sales and production during the six months ended June 30, 2012.

Operating Expenses

Operating expenses consists mainly of employee salary, depreciation and amortization of items not directly associated with production and utilities expenses.

Operating expenses were $838,811 for the six months ended June 30, 2012, compared to $606,911 for the corresponding 2011 period, an increase of $231,900 or 38%. The increase was mainly due to higher management and employees’ salary as labor costs increased in China, as well as increased audit and legal fee as a result of the Company being public in US.

Net Income

As a result of the lack of sales and the higher operating expenses discussed above, the Company had net loss of $839,863 for the six months ended June 30, 2012, a decrease of $2,002,303 as compared to the net income of $1,162,440 for the six months ended June 30, 2011.

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

On June 30, 2012, the Company had cash and equivalents of $35,602. We do not anticipate significant cash expenditures in the immediate future on our current production facilities.  Consequently, in the absence of a significant acquisition, the Company believes its cash on hand will be sufficient to satisfy its needs for cash for the immediate future and with anticipated advances from shareholders over the next 12 months.  However, in the future, the Company intends to continue the expansion of operations by acquiring new production facilities and mines. The acquisitions will be paid for with cash or our equity securities, or combinations of both. Although currently all of the acquisitions are in early stages of negotiation, the Company will need outside funding from our current shareholders, bank loans or the issuance of equity securities once we make progress on the acquisitions. Failure to obtain such financing could have a material adverse effect on our business expansion.  The sale by the Company of its equity securities would dilute the interest of its current shareholders.  Further, there is no guarantee the terms on which such an issuance would occur, if at all, would be favorable to the Company’s current shareholders.

As of June 30, 2012, cash and equivalents were $35,602, compared to $176,039 as of June 30, 2011. The following is a summary of cash provided by or used in each of the indicated types of activities during six months ended June 30, 2012 and 2011, respectively.

	2012	2011 (Restated)
Net cash provided (used) in operating activities	$(306,505)	$1,362,760
Net cash used in investing activities	(490,103)	(581)
Net cash provided (used) financing activities	636,395	(1,473,476)
Exchange rate effect on cash	(301)	4,037
Net cash (outflow) inflow	$(160,514)	$(107,260)

Net cash used in operating activities

Cash has historically been used in operations and for advances to suppliers. Net cash used in operating activities was $306,505 for the six months ended June 30, 2012, compared to net cash provided in operating activities was $1,362,760. The cash outflow from operating activities for the six months ended June 30, 2012 was principally attributable to the net loss of $839,863 and advances to suppliers of $164,010, offset by cash inflow from increased accrued expenses of $172,577.

Net cash used in investing activities

Net cash used in investing activities was $490,103 for the six months ended June 30, 2012, compared to cash used in investing activities was $581 for the six months ended June 30, 2011. The cash outflow during the six months of 2012 was mainly attributable to the purchase and installation of equipment for future iron ore refining.  In the corresponding 2011 period, we spent only $581 for purchasing of small equipments.

Net cash provided by financing activities

Net cash provided by financing activities was $636,395 for the six months ended June 30, 2012, compared to $1,473,476 net cash used by financing activities in the comparable period of 2011. The net cash provided by financing activities in the six months ended June 30, 2012 was due to advances from shareholders of $636,395. In the 2011 period, we had cash inflow from short term borrowings of $128,700 and contributions to paid in capital of $4.58 million from shareholders, offset by repayment of long term payables of $1.45 million and repayment to related party of $4.7 million.

At June 30, 2012, we had a working capital deficit of $1,199,236, an increase from the deficit at December 31, 2011 of $397,608 which was driven by increased accrued liabilities and advances from shareholders in the form of loans. The Company had no bank loans at June 30, 2012. Our customer is a state-owned company and has dependable credit. We believe our available funds together with anticipated loans from shareholders will be sufficient to meet our anticipated ongoing operating needs for the next 12 months, and our capital needs, if any, for production facilities at the Zhuolu Mine. Currently, there are no significant capital improvements planned for our production facilities at the Zhuolu Mine. The Company may need to raise additional capital if it decides to make one or more substantial acquisitions of mineral rights or other production facilities. There can be no guarantee we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our Board. If we cannot obtain the financing necessary to complete any potential acquisition our ability to expand our operations will be hindered.

At December 31, 2010, the Company owed four shareholders $4,677,850 for working capital needs. Those borrowings were non-interest bearing and payable on demand. By December 31, 2011, the Company had paid in full all shareholders’ borrowings with the proceeds from shareholder’s capital contribution. During the six months ended June 30, 2012, the Company borrowed  $634,635 from one of its shareholders for working capital needs. This borrowing was non-interest bearing and payable on demand.

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

The following table summarizes our contractual obligations as of June 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$869,579	$869,579	$-	$-	$-

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”.  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

Segment Reporting

Disclosures about segments of an enterprise and related information requires use of the “management approach” model for segment reporting, codified in FASB ASC Topic 280.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

FASB ASC Topic 280 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment – iron ore refining.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its comprehensive income: to present comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There was no material impact on our consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value (“FV”) of a reporting unit is less than its carrying amount. If greater than 50% likelihood exists that the FV is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There was no material impact on our consolidated financial statements upon adoption.

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

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the three month and six months periods ended June 30, 2012 and 2011, (ii) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011 and (iv) the notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET ACQUISITIONS I, INC.

Dated: August ____, 2012	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer