Form 10-Q/A
period 2012-06-30
Target Acquisitions I, Inc.
filed 2012-08-21
CIK 1440208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

TARGET ACQUISITIONS I, INC.

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1A. Risk Factors	27

Item 6. Exhibits	27

Signatures	28

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the three month and six months periods ended June 30, 2012 and 2011, (ii) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011 and (iv) the notes to the Consolidated Financial Statements.*

________

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

TARGET ACQUISITIONS I, INC.

Dated: August 21, 2012	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer