Form 10-K/A
period 2011-12-31
Target Acquisitions I, Inc.
filed 2012-09-19
CIK 1440208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This amendment is being filed to amend Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in response to a letter of comment we received from the Staff of the Division of Corporation Finance, Securities and Exchange Commission.

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

Status of Production

Through China Jinxin we currently own an iron ore concentrate production line in Zhuolu County with an annual production capacity of 300,000 tons of iron ore concentrate. We began construction of this facility in 2007 and began processing crude iron ore at it in March 2010.  Our production plant can process up to 800,000 tons of iron ore every year. Our operations to date have been limited and to date, our facilities have not operated at maximum capacity for a full year on an uninterrupted basis.  We ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption for a certain period, and our installation of power equipment to enable us to maintain a stable power supply to our production equipment even during government cutbacks. In December 2011, we halted production to upgrade the production lines at the facility to improve iron ore refinement and increase the iron ore concentration rate. The Company estimates the cost of this project, which includes construction of the facilities and purchase of equipment, at approximately $900,0000 (RMB 5.8 million), which has been financed out of advances from Jiazhen Liu, one of our principal shareholders.  As a result of recent design changes, the Company expects the project to be completed in November 2012 and the commencement of production will be in January 2013.

We have not yet obtained the necessary permits to mine any iron ore. Initially we were granted the right to process iron ore recovered during the construction of our production facilities and ancillary roads; however, since August 2010, we have mined iron ore on the mine upon which our production facilities are located even though we do not have the right to do so. All mining permits available for issuance in Hebei province during 2012 have been granted. Consequently, no permits will be available to China Jinxin prior to January 2013. Further, there is no assurance ChinaJinxin will receive a permit at such time. If we are unable to obtain the necessary permits to mine in the areas surrounding our production facilities in the future and are challenged by related government authorities, we will have to purchase iron ores from third parties for processing at our production facilities.

To date, we have received only temporary manufacturing licenses granted by the agencies of the local government, which allow us to process ore that we obtained from Zhuolu Mine or other third parties to utilize our facility.

Our ability to profit from this facility is wholly dependent upon our ability to extract and process iron ore  from Zhuolu Mine and sell the output for a price that enables us to generate a profit.  To date, all of our sales have been made to Handan Steel Group Company (“HSG”), a subsidiary of Hebei Steel and Iron Company, a state owned enterprise.  We entered into a ten year contract with HSG which expires in January 2019.  Pursuant to this agreement, we agreed to sell to HSG all of the output from our facility, which it agreed to purchase. The price paid to us by HSG is to be determined by HSG in light of the quality of our product and market prices and result in a proper margin to us. Thus, our ability to profit from our current production facility over the next seven years will be determined by the prices we receive from HSG.  We cannot guarantee that HSG will not offer a price below what it pays to the Company’s competitors. The lower price will reduce the Company’s profit margin. However, if the Company is not satisfied with the price set by HSG, it can attempt to renegotiate the price. In an effort to obtain a higher price from HSG, we refused to deliver iron ore concentrate we produced in the fourth quarter of 2011. The iron ore concentrate we produced in the fourth quarter of 2011 remains in our inventory as we have not agreed upon a price for this ore with HSG. If this dispute should continue, we will be unable to generate revenue from our production of iron ore which would have a materially adverse effect upon our operations.

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

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

Exhibit No.	Description
2.1(1)	Share Exchange Agreement, dated as of October 1, 2011, among Target Acquisitions I, Inc., China Real Fortune Mining Limited (“Real Fortune BVI”), and the shareholders of Real Fortune BVI.
3.1 (2)	Certificate of Incorporation, as amended.
3.2 (3)	Bylaws.
10.1(4)	English translation of Management Entrustment Agreement, dated May 9, 2011, between ZhangJiaKou TongDa Mining Service Co., Ltd. and Zhuolu Jinxin Mining Co., Ltd.
10.2(4)	English translation of Powers of Attorney, dated May 9, 2011.
10.3(4)	English translation of Exclusive Purchase Option Agreements, dated May 9, 2011, among ZhangJiaKou TongDa Mining Service Co., Ltd. and Zhuolu Jinxin Mining Co., Ltd. and its shareholders.
10.4(4)	English translation of Equity Pledge Agreements, dated May 9, 2011, among ZhangJiaKou TongDa Mining Service Co., Ltd. and Zhuolu Jinxin Mining Co., Ltd. and its shareholders.
10.5 (5)	English translation of Lease Agreement, dated December 27, 2006, between Zhuolu County Luanzhuang Township People’s Government and Zhuolu Jinxin Mining Co., Ltd.
10.6 (5)	English translation of form of Long Term Strategic Agreement dated January 16, 2009 between Zhuolu Jinxin Mining Co., Ltd. and Handan Steel Group Company.
10.7 (5)	English translation of Employment Agreement between Zhuolu Jinxin Mining Co., Ltd. and Changkui Zhu.
10.8 (5)	English translation of Employment Agreement between Zhuolu Jinxin Mining Co., Ltd. and Zhengting Deng.
10.9(1)	English translation of Agreement dated March 20, 2010 between Zhuolu Jinxin Mining Co., Ltd. and Baoding Hongye Mechanical Engineering Equipments Company Limited.

10.10(1)	English translation of Agreement dated March 20, 2010 between Zhuolu Jinxin Mining Co., Ltd. and Zhuolu Hydraulic and Hydro-Power Engineering Company Limited
16.1 (6)	Letter from Paritz & Company, P.A. to the SEC.
21.1 (5)	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101(7)
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

________
(1)	Filed as an exhibit to the Company's current report on Form 8-K/A (Amendment No. 3) filed with the SEC on March 13, 2012.
(2)	Filed as exhibit 3.1 to the Company's registration statement on Form 10-SB, filed with the SEC on October 19, 2006, and incorporated herein by this reference.
(3)	Filed as exhibit 3.2 to the Company's registration statement on Form 10-SB, filed with the SEC on October 19, 2006, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's current report on Form 8-K/A (Amendment No. 2) filed with the SEC on January 6, 2012.
(5)	Filed as an exhibit to the Company's current report on Form 8-K/A filed with the SEC on October 6, 2011.
(6)	Filed as exhibit 16.1 to the Company’s current report on Form 8-K/A filed with the SEC on October 27, 2011, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s annual report on Form 10-K/A (Amendment No. 1) filed on August 2, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET ACQUISITIONS I, INC.

Date: September 18, 2012	By:	/s/ Changkui Zhu
Changkui Zhu Chief Executive Officer (Principal Executive Officer