Form 10-Q/A
period 2012-06-30
Target Acquisitions I, Inc.
filed 2012-09-19
CIK 1440208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)
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

 Explanatory Note

This amendment is being filed to amend Item 2 of Part I (Management's Discussion and Analysis of Financial Condition and Results of Operations) in response to a letter of comment we received from the Staff of the Division of Corporation Finance, Securities and Exchange Commission.

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

Status of Production

Through China Jinxin we currently own an iron ore concentrate production line in Zhuolu County with an annual production capacity of 300,000 tons of iron ore concentrate. We began construction of this facility in 2007 and began processing crude iron ore at it in March 2010.  Our production plant can process up to 800,000 tons of iron ore every year. Our operations to date have been limited and to date, our facilities have not operated at maximum capacity for a full year on an uninterrupted basis.  We ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption and our installation of power equipment to enable us to maintain a stable power supply to our production equipment even during government cutbacks.  In December 2011, we halted production to upgrade the production lines at the facility to improve iron ore refinement and increase the iron ore concentration rate. The Company estimates the cost of this project, which includes construction of the facilities and purchase of equipment, at approximately $900,0000 (RMB 5.8 million), which has been financed out of advances from Jiazhen Liu, one of our principal shareholders. As a result of recent design changes, the Company expects the project to be completed in November 2012, and production to resume i in January 2013.

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

Sales for the three months ended June 30, 2012 were $0, compared to $4.38 million for the three months ended June 30, 2011, a decrease of $4.38 million or 100%. There were no sales for the three months ended June 30, 2012 because beginning in December 2011 the Company halted production to upgrade the production lines in order to improve its iron ore refinement and iron ore concentration rate and continued to withhold deliveries of concentrate produced during 2011 due to a pricing dispute with HSG. Due to recent design changes, the Company expects the upgrade project to be completed in November 2012, and production to be resumed January 2013.

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

Sales

Sales for the six months ended June 30, 2012 were $0, compared to $4.38 million for the six months ended June 30, 2011, a decrease of $4.38 million or 100%. There were no sales for the six months ended June 30, 2012 because beginning in December 2011 the Company halted production to upgrade the production lines in order to improve its iron ore refinement and iron ore concentration rate and continued to withhold deliveries of concentrate produced during 2011 due to a pricing dispute with HSG. The Company expects the project to be completed in November2012, and production to be resumed January 2013.

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

At December 31, 2010, the Company owed four shareholders $4,677,850 for working capital needs. Those borrowings were non-interest bearing and payable on demand. By December 31, 2011, the Company had paid in full all shareholders’ borrowings with the proceeds from shareholder’s capital contribution. During the six months ended June 30, 2012, the Company borrowed $634,635 from one of its shareholders for working capital needs, the Company and the shareholder who provided these funds have agreed that these monies together with additional advances that increased the total amount due to the shareholder to $898,000 (RMB 5,694,000) as of September 10, 2012, will be interest free until September 13, 2013. At such time, interest will begin to accrue at a rate of 8% per annum on the amount outstanding from time to time and all amounts inclusive of accrued interest will be repaid within two years of the our commencement of production at the Zhuolu Mine.
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

PART II

OTHER INFORMATION

Item 6 - Exhibits

The following exhibits are filed with this amendment to this report:

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

TARGET ACQUISITIONS I, INC.

Dated: September 18, 2012	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer