Form 10-Q
period 2012-09-30
Target Acquisitions I, Inc.
filed 2012-11-14
CIK 1440208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-53328

TARGET ACQUISITIONS I, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2895640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

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

At November 12, 2012, we had outstanding 8,000,100 shares of common stock.

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

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	2012	2011

ASSETS
CURRENT ASSETS
Cash & equivalents	$30,515	$196,116
Inventory	667,814	672,127
Advance to suppliers	193,065	-
Other receivable	5,935	-
Total current assets	897,329	868,243
NONCURRENT ASSETS
Property and equipment, net	8,807,583	9,596,034
Intangible assets	565,027	598,205
Construction in progress	969,887	196,004
Deferred tax assets	3,227	3,247
Total noncurrent assets	10,345,725	10,393,490
TOTAL ASSETS	$11,243,054	$11,261,733

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued liabilities and other payables	$431,752	$261,759
Payable to contractors	867,371	872,891
Income taxes payable	130,374	131,201
Advance from shareholder	1,089,576	-
Total current liabilities	2,519,073	1,265,851
Total liabilities	2,519,073	1,265,851
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 8,000,100	8,000	8,000
Paid in capital	5,296,312	5,296,312
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	491,128	550,570
Retained earnings	2,371,288	3,583,747
Total stockholders' equity	8,723,981	9,995,882
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,243,054	$11,261,733

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
Net sales	$-	$8,665,325	$-	$4,287,950

Cost of goods sold		4,910,506		2,690,636
Gross profit	-	3,754,819	-	1,597,314
Operating expenses
General and administrative	1,211,365	936,117	372,553	329,206
Income (Loss) from operations	(1,211,365)	2,818,702	(372,553)	1,268,108
Non-operating income (expenses)
Interest income	166	1,510	(3)	168
Other expense	(918)	-	2	-
Financial expense	(344)	(118)	(43)	(44)
Total non-operating income (expenses), net	(1,096)	1,392	(44)	124
Income (loss) before income tax	(1,212,461)	2,820,094	(372,597)	1,268,232
Income tax	-	724,113	-	334,691
Net income (loss)	$(1,212,461)	$2,095,981	$(372,597)	$933,541
Other comprehensive income
Foreign currency translation gain (loss)	(59,442)	352,980	(23,344)	178,496
Comprehensive income (loss)	$(1,271,903)	$2,448,961	$(395,941)	$1,112,037
Basic weighted average shares outstanding	8,000,100	8,000,000	8,000,100	8,000,000
Basic earnings (loss) per share	$(0.15)	$0.26	$(0.05)	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,212,461)	$2,095,981
Adjustments to reconcile net income (loss) to net cash
used in (provided by) operating activities:
Depreciation and amortization	785,656	762,041
Change in deferred tax	-	(1,039)
(Increase) decrease in current assets:
Accounts receivable	-	(1,625,931)
Inventory	63	(279,255)
Other receivable	(5,958)	-
Advance to suppliers	(193,798)	-
Increase (decrease) in current liabilities:
Accrued liabilities and other payables	171,483	772,180
Income taxes payable	-	490,721
Net cash (used in) provided by operating activities	(455,015)	2,214,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(778,068)	(109,273)
Acquisition of property, plant & equipment	(25,618)	(585)
Net cash used in investing activities	(803,686)	(109,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to contractors	-	(1,462,101)
Advance from related party	1,093,715	(4,767,988)
Increase in paid in capital	-	4,617,160
Net cash provided by (used in) financing activities	1,093,715	(1,612,929)
EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(615)	28,442
NET (DECREASE) INCREASE IN CASH & EQUIVALENTS	(165,601)	520,353
CASH & EQUIVALENTS, BEGINNING OF PERIOD	196,116	283,299
CASH & EQUIVALENTS, END OF PERIOD	$30,515	$803,652
Supplemental Cash flow data:
Income tax paid	$-	$492,145
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Target Acquisitions I, Inc. (“the Company” or “Target”) was incorporated in of Delaware on June 27, 2008 to raise capital to be used in its business plan which may include a possible merger, acquisition or other business combination with an operating business.

Effective October 1, 2011, the Company entered into a share exchange with China Real Fortune Mining Limited (“Real Fortune BVI”), and shareholders , pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Real Fortune BVI for 8,000,000 of the Company’s common shares.  Immediately prior to the consummation of the share exchange, there were 100 shares of the Company’s common stock outstanding (after retirement of 4,999,900 common shares). Upon completion of the foregoing transactions, the Company had 8,000,100 shares of common stock issued and outstanding.  Real Fortune BVI was incorporated on September 13, 2010 in the British Virgin Islands (“BVI”) to serve as an intermediate holding company.

The acquisition of Real Fortune BVI was accounted for as a recapitalization effected by a share exchange, wherein Real Fortune BVI was considered the acquirer for accounting and financial reporting purposes with no adjustment to the historical basis of its assets and liabilities. Real Fortune BVI’s shareholders become the Company’s majority shareholders and control the Company. Target was a non-operating public shell prior to the acquisition. As a result of the acquisition of Real Fortune BVI, Target is no longer a shell company. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction in substance, rather than a business combination. As a result, the accompanying consolidated financial statements were retroactively restated to reflect the recapitalization.

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

China Jinxin’s results of operations, assets and liabilities are consolidated in the Company’s financial statements from the earliest period presented.  The Group’s structure as of September 30, 2012 is as follows:

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

The consolidated interim financial information as of September 30, 2012 and for the nine and three month periods ended September 30, 2012 and 2011 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2012, results of operations and cash flows for the nine and three month periods ended September 30, 2012 and 2011, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The shareholders of China Jinxin irrevocably granted China Tongda or its designated person an exclusive option to acquire, at any time, all of the assets or outstanding shares of China Jinxin, to the extent permitted by PRC law. The purchase price for the shareholders’ equity interests in China Jinxin shall be the lower of (i) the actual registered capital of China Jinxin or (ii) RMB 500,000 ($78,000), unless an appraisal is required by the laws of China.

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

Going Concern

 We incurred a net loss of $1.21million and $0.4 million for the nine and three months ended September 30, 2012. We also had negative cash flows from operating activities of $0.5 million during the nine months ended September 30, 2012, and had a working capital deficit of $1.6 million as of September 30, 2012. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading our equipment. Once the upgrading project is completed, we will be able to resume production. Also, the shareholders of the Company have indicated that they will continue to fund the Company, though there is no written agreement in place and the Company currently owes $1.089 million to shareholders.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had no accounts receivable or bad debt allowances at September 30, 2012 and December 31, 2011.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2012 and December 31, 2011, there were no impairments of its long-lived assets.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At September 30, 2012 and December 31, 2011 the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of September 30, 2012 and December 31, 2011 the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”.  Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine and three months ended September 30, 2012 and 2011 consisted of net income and foreign currency translation adjustments.

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

New Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

As of September 30, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3.   INVENTORY

Inventory consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Material	$17,924	$18,102
Finished goods	649,890	654,025
Total	$667,814	$672,127

4.   MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu county government to obtain the rights to mine in the location where it currently mines. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 10). The Company used $0.38 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in accounting estimate.

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Building	$6,877,788	$6,921,560
Production equipment	4,038,759	4,064,463
Transportation equipment	1,216,409	1,206,957
Office equipment	97,545	89,675
Total	12,230,501	12,282,655
Less: Accumulated depreciation	(3,422,918)	(2,686,621)
Net	$8,807,583	$9,596,034

Depreciation for the nine months ended September 30, 2012 and 2011 was $756,150 and $733,400, respectively.  Depreciation for the three months ended September 30, 2012 and 2011 was $250,834 and $244,466, respectively.

6.   ADVANCE FROM SHAREHOLDER

At September 30, 2012, the Company owed one shareholder $1,089,576 (RMB 6,909,000) for the purchase of equipment used in construction in progress.  This advance is non-interest bearing and payable on demand.

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

Intangible assets consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Land use rights	$783,853	$788,842
Less: Accumulated amortization	(218,826)	(190,637)
Net	$565,027	$598,205

Amortization of intangible assets for the nine months ended September 30, 2012 and 2011 was $29,506 and $28,641, respectively. Amortization of intangible assets for the three months ended September 30, 2012 and 2011 was $9,808 and $9,562, respectively. Annual amortization for the next five years from September 30, 2012, is expected to be: $39,400; $39,400; $39,400;$39,400 and $39,400.

8.   CONSTRUCTION IN PROGRESS

The construction in progress represented purchase of equipment and installation for future iron ore refining. The Company spent $778,068 for the construction during the nine months ended September 30, 2012 and had total construction in progress of $969,887 at September 30, 2012. The project was estimated to be completed in November 2012.

9.   DEFERRED TAX ASSETS

Deferred tax asset is the difference between the tax and book for accrued mine restoration cost.

10.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Accrued payroll	$17,570	$29,380
Accrued mining rights	69,765	70,209
Accrued mine restoration cost	12,909	12,991
Other payables	331,507	128,700
Other	-	20,479
Total	$431,751	$261,759

As of September 30, 2012, other payables consisted of a short-term borrowing of $128,700 from a third party for a capital contribution of China Tongda by Real Fortune HK, which bears no interest and is payable on demand; an advance from a third party of $202,807 for the new production line construction, this advance bears no interest and will be repaid when the project is completed.  As of December 31, 2011, other payables consisted of the short-term borrowing of $128,700 from a third party for a capital contribution to China Tongda by Real Fortune HK, which bears no interest and is payable on demand.

Under local environmental regulations, the Company is obligated at the end of the mine’s useful life to restore and rehabilitate the land that is used in the mining operation. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire mine after extracting all the economical ore for such efforts.

The Company accrued expense based on the actual production volume during the period. As of September 30, 2012 and December 31, 2011, the accrued mine restoration cost was $12,909 and $12,991, respectively. There was no production during the nine month period ended September 30, 2012.

11.   PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction Company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012, which was recorded as a current liability.  During 2011, the Company paid $2.86 million (RMB 18.0 million). For the nine months ended September 30, 2012, the Company did not make any payment on this payable. As of September 30, 2012 and December 31, 2011, the Company has $867,371 and $872,891 of payable to contractors, respectively.

The Company recorded the restructuring of this payable in accordance with ASC 470-60-35-5, as it was a modification of its terms , it did not involve a transfer of assets or grant of an equity interest. Accordingly, the Company accounted for the effects of the restructuring prospectively from the time of restructuring, and did not change the carrying amount of the payable at the time of the restructuring as the carrying amount did not exceed the total future cash payments specified by the new terms.

12.   INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2012 and 2011:

	2012	2011
US statutory rates (benefit)	(34.0)%	34.0%
Tax rate difference	9.0%	(9.0)%
Other	-%	0.7%
Valuation allowance	25.0%	-%
Tax per financial statements	-%	25.7%

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended September 30, 2012 and 2011:

	2012	2011
US statutory rates (benefit)	(34.0)%	34.0%
Tax rate difference	9.0%	(9.0)%
Other	-%	1.6%
Valuation allowance	25.0%	-%
Tax per financial statements	-%	26.6%

Consolidated foreign pretax earnings approximated $0 and $2,820,000 for the nine months ended September 30, 2012 and 2011, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent those earnings are invested indefinitely outside the US. At September 30, 2012, $2.37 million of accumulated undistributed earnings of non-US subsidiaries was invested indefinitely. At the existing US federal income tax rate, additional taxes of approximately $213,000 would have to be provided if such earnings were remitted currently.

13. MAJOR CUSTOMER AND VENDORS

There were no sales for the nine and three months ended September 30, 2012. One customer accounted for 100% of the Company’s sales for the nine and three months ended September 30, 2011.

The Company made a long-term (10 year) strategic contract with Handan Steel Group Company (“HSG”) a state-owned enterprise, and agreed to sell all of its output to HSG. The selling price was to be determined based on market prices from time to time at a level that would ensure the Company a proper profit margin. HSG agreed to purchase all the Company’s products regardless of the change of the market. The Company is economically dependent on HSG. However, with the high demand of iron ore concentrate in China, the Company believes there are other buyers available if HSG is unable to execute the contract. The Company had no sales for the three months ended March 31, 2011 due to the PRC government’s energy saving and emission reduction plan. Sales were resumed in the second quarter of 2011. The Company had no sales in the nine months ended September 30, 2012 due to the upgrading of its production lines for improving the iron ore refinement and iron ore concentration rate and its continued refusal to deliver concentrate produced during 2011 due to a pricing dispute with HSG. The upgraded production line project will be finished in November 2012. The accounts receivable balance was $0 at September 30, 2012 and December 31, 2011.

Below is a table listing the vendors accounting for over 10% of the Company’s total purchase of raw materials. As of September 30, 2012, there were no account payable balances due to these three vendors.

	Percentage of total purchase		Percentage of total purchase
	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
ZhuoluTransportation Gas Station	-	46%	-	47%
NanguoTengfei Mining	-	38%	-	37%
Tongyi Lube	-	16%	-	16%

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund. The Company did not make any contribution to this fund during the nine months ended September 30, 2012 or 2011.

This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

15.   OPERATING RISKS

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a company engaged in iron ore mining, processing and the production of iron ore concentrate in the People’s Republic of China (“PRC”) through our variable interest entity, China Jinxin. Currently, our only product is iron ore concentrate.

On October 1, 2011, effective business September 30, 2011, we acquired 100% of the issued and outstanding capital stock of Real Fortune BVI for 8,000,000 shares of our common stock, which effectively constituted 100% of our issued and outstanding capital stock immediately after the consummation of the acquisition.  The Share Exchange was accounted for as a recapitalization of Real Fortune BVI effected by a share exchange, wherein Real Fortune BVI is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Real Fortune BVI were brought forward at their book value and no goodwill was recognized.  Consequently, the historical consolidated financial statements of Real Fortune BVI are now the historical financial statements of Target Acquisitions I, Inc.

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

Status of Production

Through China Jinxin we currently own an iron ore concentrate production line in Zhuolu County with an annual production capacity of 300,000 tons of iron ore concentrate. We began construction of this facility in 2007 and initiated production at it in March 2010.  Our operations to date have been limited. We have not yet obtained the necessary permits to mine any iron ore. Initially we were granted the right to process iron ore recovered during the construction of our production facilities and ancillary roads; however, from August 2010 until December 2011, we mined iron ore on the mine upon which our production facilities are located even though we do not have the right to do so. In December 2011, we elected to stop mining because we shut down our production facility to upgrade the production lines.  If, in the future, we are unable to obtain the necessary permits to mine at the mine on which our production facility is located or in the areas surrounding our production facilities, we will have to purchase iron ores from third parties for processing at our production facilities.

To date, we have received only temporary manufacturing licenses granted by the agencies of the local government, which allow us to process ore that we obtained from Zhuolu Mine, the mine on which our facility is located, or other third parties to utilize our facility.

Our ability to profit from our facility is dependent upon our ability to extract and process iron ore from the Zhuolu Mine and sell the output for a price that enables us to profit.  To date, all of our sales have been made to a single customer.  We entered into a ten-year contract with this customer which expires in January 2019.  Pursuant to this agreement, we agreed to sell the customer, Handan Steel Group Company (“HSG”) all of the output from our facility, which it agreed to purchase. The price paid to us by HSG is to be determined by HSG in light of the quality of our product and market prices and result in a proper margin to us. Thus, our ability to profit from our current production facility over the next seven years will be determined by the prices we receive from HSG.  We cannot guarantee that HSG will not offer a price below what it pays to the Company’s competitors. The lower price will reduce our profit margin. However, if we are not satisfied with the price set by HSG, we can attempt to renegotiate the price. In an effort to obtain a higher price from HSG, we refused to deliver iron ore concentrate we produced in the fourth quarter of 2011.

The volume of the iron ore concentrate we sell is determined, in part, by the quality of the crude iron ore we process and the rate at which we process such crude ore.  Inasmuch as the price we sell our concentrate to HSG should result in a gross profit, our ability to operate profitably will be determined by the volume of iron ore concentrate we produce and our operating expenses.  Our facilities began processing crude iron ore in March 2010 and were idle for approximately six months because of the government shutdown of our electricity and have been idle since December 2011 because of our decision to upgrade our production lines.    Thus, to date, our facilities have not operated at maximum capacity for a full year on an uninterrupted basis.

Our current production plant can process up to 800,000 tons of iron ore every year from which we can derive approximately 300,000 tons of iron ore concentrate. However, in December 2011 we halted production to upgrade the production lines to improve their iron ore refinement and iron ore concentration rates.. We estimate that this upgrade will be finished in November 2012. Because our production lines were shut down and we did not resolve our dispute with HSG and continue to hold the concentrate produced last year, we generated no revenues and incurred no production costs during the first nine months of 2012.  If we complete the upgrades this month we expect to resume production prior to the end of 2012.  We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

The following table sets forth our tons of iron ore processed and tons of iron ore concentrate we produced, for the three months ended September 30, 2012 and 2011:

	2012	2011
Iron ore processed (tons)	-	204,574
Production volume of iron ore concentrate (tons)	-	30,581

The following table sets forth our tons of iron ore processed and tons of iron ore concentrate we produced, for the nine months ended September 30, 2012 and 2011:

	2012	2011
Iron ore processed (tons)	-	394,454
Production volume of iron ore concentrate (tons)	-	60,814

All mineral resources in China are owned by the state. Thus, our ability to obtain iron ore depends upon our ability to obtain mineral licenses from the relevant state authorities or purchase ore from another party that has mining rights. It is generally not feasible to transport iron ore any significant distance before processing. We believe, as evidenced by our shareholders willingness to finance the construction of our facilities, there is sufficient iron ore in the vicinity of our facilities to enable us to operate them at a profit. Nevertheless, we have yet to obtain long term rights to any iron mine and there is no assurance we will be able to do so. Although we have extracted iron ore from the Zhuolu Mine where our production facilities are located, we do not have the right to do so and can be subjected to various fines and penalties. However, given that we paid geological survey fees on behalf of the local government so it could process applications related to the right to mine the Zhuolu Mine and has not received any challenges from any authorities regarding our mining activities, we believe that even if fines and penalties are assessed against us in the future, the amount should be negotiable with the authorities. If we are unable to obtain mining rights to the Zhuolu Mine, we will have to acquire iron ore from third parties. The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

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

The profitability of the mining industry in China and of our company in particular, is  dependent upon the demand for iron ore and other metals within China.  This demand in turn, is influenced by general economic factors, such as the rate of growth of the economy and of the construction industry.  There can be no assurance that China will maintain the rapid rates of growth it has experienced in the recent past.  If the rate of growth of the Chinese economy were to slow demand for iron and steel could fall, adversely impacting our operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

					Dollar	Percentage
	2012	% of Sales	2011	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$-	-	$4,287,950	100%	$(4,287,950)	(100)%
Costs of goods sold	-	-	2,690,636	63%	(2,690,636)	(100)%
Gross profit		-	1,597,314	37%	(1,597,314)	(100)%
Operating expenses	372,553	-	329,206	8%	43,347	13%
Income (loss) from operations	(372,553)	-	1,268,108	29%	(1,640,661)	(129)%
Other Income (expense), net	(44)	-	124	-%	(168)	(135)%
Income (loss) before income taxes	(372,597)	-	1,268,232	29%	(1,640,829)	(129)%
Income taxes			334,691	8%	(334,691)	(100)%
Net income (loss)	$(372,597)	-	$933,541	21%	$(1,306,138)	(140)%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, the Company ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. The Company installed power equipment to enable it to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future.  We also ceased production in December 2011 to upgrade its production facilities and this upgrade is continuing. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in 2011.   Consequently, there were no sales for the three months ended September 30, 2012, compared to sales of $4.28 million for the three months ended September 30, 2011, a decrease of $4.28 million or 100%. We estimate that the upgrade to our facilities will be finished in November 2012. Therefore, the Company is not likely to resume production prior to November 2012.We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of fuel and power costs, direct material, direct labor, depreciation of production plant items and equipment, and accrual of mining rights, which are attributable to the production of iron ore and iron ore concentrate.

We did not have any sales and production for the three months ended September 30, 2012. COGS for the three months ended September 30, 2012 was $0,  compared to COGS of $2.69 million for the comparable period of 2011.

Gross Profit

Because we did not have any sales and production there was no gross profit for the three months ended September 30, 2012. Gross profit was $1.60 million for the comparable period of 2011. Similarly, due to the absence of sales, profit margin was 0% for the three months ended September 30, 2012, compared to 37% for the comparable 2011 period.

Operating Expenses

Operating expenses consist mainly of employee salaries, depreciation and amortization of items not associated with production and utilities.

Operating expenses were $372,553 for three months ended September 30, 2012, compared to $329,206 for the corresponding 2011 period, an increase of $43,347 or 13%. The increase was mainly due to increased expenses for meetings and conferences with government officials, training of personnel, employees’ salaries and audit fees.

Net Income (Loss)

Net loss for the three months ended September 30, 2012 was $372,597, compared to net income of $933,541 for the 2011 period, a decrease of $1,306,138 or 140%. The decrease in income was mainly due to the absence of sales and our incurring of general and administrative expenses during the third quarter of 2012.

Comparison of the Nine Months Ended September 30, 2012 and 2011

					Dollar	Percentage
	2012	% of Sales	2011	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$-	-	$8,665,325	100%	$(8,665,325)	(100)%
Costs of goods sold	-	-	4,910,506	57%	(4,910,506)	(100)%
Gross profit		-	3,754,819	43%	(3,754,819)	(100)%
Operating expenses	1,211,365	-	936,117	11%	275,248	29%
Income (loss) from operations	(1,211,365)	-	2,818,702	32%	(4,030,067)	(143)%
Other Income (expense), net	(1,096)	-	1,392	-%	(2,488)	(179)%
Income (Loss) before income taxes	(1,212,461)	-	2,820,094	32%	(4,032,555)	(143)%
Income taxes		-	724,113	8%	(724,113)	(100)%
Net income (loss)	$(1,212,461)	-	$2,095,981	24%	$(3,308,442)	(158)%

Sales

For the reasons discussed above, sales for the nine months ended September 30, 2012 were $0, compared to $8.67 million for the nine months ended September 30, 2011.

Cost of Goods Sold

Cost of goods sold consists primarily of fuel and power costs, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore and iron ore concentrate.

Due to absence of sales for the reasons discussed above, for the nine months ended September 30, 2012, cost of goods sold  for the nine months ended September 30, 2012 was $0, compared to cost of goods sold of $4.91 million for the 2011 period.

Gross Profit

Due to the absence of sales for the reasons discussed above, gross profit was $0 million for the nine months ended September 30, 2012, compared to $3.75 million for the comparable 2011 period. Likewise, profit margin was 0% for the nine months ended September 30, 2012, compared to 43% for the comparable 2011 period.

Operating Expenses

Operating expenses consists mainly of employee salaries, depreciation and amortization of items not associated with production and utilities expenses.

Operating expenses were $1,211,000 for the nine months ended September 30, 2012, compared to $936,000 for the corresponding 2011 period, an increase of $275,000 or 29%. The increase was mainly due to expenses for meetings and conferences with government officials, training of personnel, and higher management and employees’ salary as labor costs increased in China, as well as increased audit and legal fees as a result of the Company being public in US.

Net Income

As a result of the lack of sales and the higher operating expenses discussed above, the Company had a net loss of $1,212,461 for the nine months ended September 30, 2012, as compared to net income of $2,095,981 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured.  If the Company cannot obtain iron ore to process or was no longer able to process ore, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations.  Certain shareholders have indicated that they will  continue to fund the Company, though there is no written agreement in place and the Company currently owes $1.089 million to shareholders.  Despite such commitments, there is no assurance adequate  cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

 On September 30, 2012, the Company had cash and equivalents of $30,515. We do not anticipate significant cash expenditures in the immediate future on our current production facilities. Nevertheless, we may require working capital once we resume production at our facilities. Consequently, in the absence of a significant acquisition, if the Company can resume production before the end of the year, the Company believes its cash on hand will be sufficient to satisfy its needs for cash for the immediate future and with anticipated advances from shareholders over the next 12 months.  However, in the future, the Company intends to continue the expansion of operations by acquiring new production facilities and mines. The acquisitions will be paid for with cash or our equity securities, or combinations of both. Although currently all of the acquisitions are in early stages of negotiation, the Company will need outside funding from our current shareholders, bank loans or the issuance of equity securities once we make progress on the acquisitions. Failure to obtain such financing could have a material adverse effect on our business expansion.  The sale by the Company of its equity securities would dilute the interest of its current shareholders.  Further, there is no guarantee the terms on which such an issuance would occur, if at all, would be favorable to the Company’s current shareholders.

As of September 30, 2012, cash and equivalents were $30,515, compared to $803,652 as of September 30, 2011. The following is a summary of cash provided by or used in each of the indicated types of activities during nine months ended September 30, 2012 and 2011, respectively.

	2012	2011 (Restated)
Net cash provided by (used) in operating activities	$(455,015)	$2,214,698
Net cash used in investing activities	(803,686)	(109,858)
Net cash provided by (used) financing activities	1,093,715	(1,612,929)

Net cash used in operating activities

Cash has historically been used in operations and for advances to suppliers. Net cash used in operating activities was $455,015 for the nine months ended September 30, 2012, compared to net cash provided by operating activities of $2,214,698 in the comparable same period of 2011. The cash outflow from operating activities for the nine months ended September 30, 2012 was principally attributable to absence of sales which resulted in a net loss of $1,212,461, advances to suppliers of $193,798, partially offset by cash inflow from increased accrued expenses of $171,483.

Net cash used in investing activities

Net cash used in investing activities was $803,686 for the nine months ended September 30, 2012, compared to cash used in investing activities of $109,858 for the nine months ended September 30, 2011. The cash outflow during the nine months of 2012 was mainly attributable to the purchase and installation of equipment for future iron ore refining.  In the corresponding 2011 period, we spent only $585 for purchasing of small equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $1,093,715 for the nine months ended September 30, 2012, compared to $1,612,929 net cash used by financing activities in the comparable period of 2011. The net cash provided by financing activities in the nine months ended September 30, 2012 was due to advances from shareholders of $1,093,715. In the 2011 period, we had cash inflow from short term borrowings of $128,700 and contributions to paid in capital of $4.62 million from shareholders, offset by repayment of long term payables of $1.46 million and repayment to related party of $4.77 million.

At September 30, 2012, we had a working capital deficit of $1,621,744, an increase from the deficit at December 31, 2011 of $397,608 which was driven by increased accrued liabilities and advances from shareholders in the form of loans as a result of our lack of sales. The Company had no bank loans at September 30, 2012. Our customer is a state-owned company and has good credit. Currently, there are no significant capital improvements planned for our production facilities at the Zhuolu Mine. Although certain shareholders have indicated that they will continue to fund the Company, there is no written agreement in place and  we have no specific plans, understandings or agreements with respect to the raising of such funds from our shareholders or third parties, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Our inability to raise funds may have a severe negative impact on our ability to become a viable company.  The Company may need to raise additional capital if it decides to make one or more substantial acquisitions of mineral rights or other production facilities. There can be no guarantee we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our Board. If we cannot obtain the financing necessary to complete any potential acquisition our ability to expand our operations will be hindered.

At December 31, 2010, the Company owed four shareholders $4,677,850 for working capital needs. Those borrowings were non-interest bearing and payable on demand. By December 31, 2011, the Company had paid all shareholders’ borrowings with the proceeds from shareholder’s capital contribution. During the nine months ended September 30, 2012, the Company borrowed $1,089,576 from one of its shareholders for working capital needs. This borrowing was non-interest bearing and payable on demand.

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

The following table summarizes our contractual obligations as of September 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$867,371	$867,371	$-	$-	$-

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

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which were prepared in accordance with US GAAP. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an "emerging growth company" or (ii) affirmatively and irrevocably opt out of this extended transition period. We elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date we are no longer an "emerging growth company" or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Basis of Presentations

Our financial statements are prepared in accordance with US GAAP and the requirements of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).

Going Concern

We incurred a net loss of $1.21million and $0.4 million for the nine and three months ended September 30, 2012. We also had negative cash flows from operating activities of $0.5 million during the nine months ended September 30, 2012, and had a working capital deficit of $1.6 million as of September 30, 2012. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading our equipment. Once the upgrading project is completed, we will be able to resume production.  Certain shareholders have indicated that they will continue to fund the Company, though there is no written agreement in place and the Company currently owes $1.089 million to shareholders.  Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

Segment Reporting

Disclosures about segments of an enterprise and related information require use of the “management approach” model for segment reporting, codified in FASB ASC Topic 280.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

FASB ASC Topic 280 has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment – iron ore refining.

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

Item 4.Controls and Procedures.

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at the end of the period covered by this report, such disclosure controls and procedures were not effective.  This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in Item 2.01 of our Current Report on Form 8-K/A (Amendment No. 5) reporting the acquisition of Real Fortune BVI filed on September 18, 2012 (the "Form 8-K/A"), and the amendments thereto, under the caption "Risk Factors," our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, our consolidated financial statements and related notes included in Item 1 of Part I of this report and our consolidated financial statements and related notes, our Management's Discussion and Analysis of Financial Condition and Results of Operations and the other information in the Form 8-K/A. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation
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

TARGET ACQUISITIONS I, INC.

Dated: November 14, 2012	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer