Form 10-K
period 2012-12-31
Target Acquisitions I, Inc.
filed 2013-04-15
CIK 1440208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2012, none of the outstanding shares of the registrant's common stock was held by non-affiliates. Furthermore there was no trading market for the common stock on that date.

As of March 1, 2013, we had 8,000,100 shares of common stock outstanding.

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

i

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

ii

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

We may take advantage of these provisions until the end of the fiscal year ending after the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company and if we do, the information that we provide stockholders may be different than you might get from other public companies in which you hold equity.

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

iii

PART I

Item 1	Business.

Business Overview

We operate our business in China through China Jinxin, our variable interest entity which we control through a series of agreements described herein. China Jinxin is an early stage mining company which processes iron ore at its production facilities in Hebei Province. China Jinxin currently does not own any mines or hold any mining rights.

The PRC government continues to exercise substantial control over many sectors of the Chinese economy.  Part of this control is through regulations.  Among these are regulations on foreign ownership of certain companies and regulations on the ability of Chinese citizens to shift ownership of domestic Chinese companies to offshore enterprises.  In August 2006, the Ministry of Commerce, or MOFCOM, the China Securities Regulatory Commission, or CSRC, the State-owned Assets Supervision and Administration Commission, the State Administration of Taxation, or SAT, the State Administration of Industry and Commerce and the State Administration of Foreign Exchange, or SAFE, jointly promulgated the “Rules on the Mergers and Acquisition of Domestic Enterprises by Foreign Investors,” which became effective in September 2006, and were amended on June 22, 2009.  These rules are referred to herein as the “M&A Rules.” The M&A Rules confirmed that MOFCOM is a key regulator for mergers and acquisitions in China and require MOFCOM approval of a broad range of mergers, acquisitions and investment transactions.  Among other things, the M&A Rules include provisions that purport to require that an offshore special purpose vehicle, or SPV, controlled directly or indirectly by PRC companies or individuals, formed for the purpose of offering their equity interests in domestic companies they control, must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.

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

Although we believe there are no justifiable grounds for the PRC government to terminate or amend the VIE Agreements, the PRC government has taken actions to assert control over businesses regardless of whether or not there was clear authority or precedent for it to do so.  Further, on August 25, 2011, MOFCOM issued Announcement No. 53 “Measures on the Security Review System of Foreign Investors Merging and Acquiring Domestic Enterprises” which came into effect on September 1, 2011, and it helps implement Circular 6, the “Notice on Establishing a Security Review System for Acquisition of Domestic Enterprises by Foreign Investors.”  Circular 6 gives the PRC Government authority to determine what transactions affect national security interests and to change the terms of a transaction or cancel it to mitigate national security risks.  Announcement No. 53 makes it clear that use of a VIE structure does not exempt a transaction from review pursuant to Circular 6. The list of industries which may be deemed to implicate national security interests is broad and may be increased by the PRC authorities.  The grant of such broad authority and the absence of relevant guidelines and precedent creates the risk that the PRC authorities, for reasons not known to us, could determine that the VIE Agreements need to be canceled or amended.

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

In connection with their decision to seek access to the capital markets outside of China and satisfy certain debts incurred in connection with the organization and operation of China Jinxin, the principal shareholders of China Jinxin determined to reduce their effective holdings in China Jinxin by transferring a portion of their anticipated allocable portions of  the shares of Real Fortune Mining BVI in satisfaction of debts due other individuals, some of whom were shareholders of China Jinxin and some of whom had made loans to the shareholders. As a consequence of these transfers, the equity interests of the shareholders of China Jinxin did not correspond to their equity interests in Real Fortune Mining BVI at the time of the consummation of our acquisition of Real Fortune Mining BVI.  These transactions are described under Item 13. Certain Relationships and Related Transactions, and Director Independence.

China Jinxin was established in December 2006 in Zhuolu County, Hebei Province, Northern China. China Jinxin has registered capital of RMB 36 million ($5.7 million). When formed, China Jinxin had registered capital of RMB 6 million ($909,000). China Jinxin currently has 15 shareholders.

China Jinxin is engaged in iron ore processing and the production of iron ore concentrate. China Jinxin has an iron ore concentrate production line with an annual capacity of 300,000 tons and associated plant and office buildings (hereinafter collectively referred to as the "production facilities"). The production facilities are located in Zhuolu County, Zhangjiakou City, Hebei Province, China. Construction of the production facilities commenced in May 2007 and was completed in February 2010.  In December 2011, the Company halted production to upgrade the production lines at the facility to improve iron ore refinement and increase the iron ore concentration rate. As a result of recent design changes, the Company now anticipates the upgrade will be completed in May 2013 and production will be resumed in May 2013.

Temporary manufacturing licenses for the production facilities were obtained from Zhangjiakou City on March 22, 2009, March 23, 2010, January 1, and December 30, 2011, respectively.  The Company's license has been extended and it is valid from December 29, 2011 to December 28, 2014.

China Jinxin has entered into a 10 year contract with Handan Steel Group Company (“HSG”), a subsidiary of Hebei Steel and Iron Company, a state owned enterprise, which expires in January 2019, whereby China Jinxin agreed to sell and HSG agreed to purchase all of the output from our production facility. The price we receive for our output is determined by HSG in light of market prices and the quality of our product and is to result in a reasonable profit margin to us.  If China Jinxin is not satisfied with the price set by HSG it can attempt to renegotiate the price. China Jinxin has withheld deliveries from HSG since the end of 2011 because of its dissatisfaction with the price offered by HSG. If this dispute should continue, we will not be able to generate revenue from our production of iron ore which would have a materially adverse effect on our operations.

The following table sets forth our sales volumes, average selling prices and revenue derived from sales of iron ore concentrate for the periods indicated:

	2011	2012
Sales volume (ton)	65,849	-
Average selling price per ton	$154	$-
Revenue	$10,148,609	$-

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

Prior to the consummation of the Share Exchange Agreement among Target Acquisitions I, Real Fortune BVI and the Shareholders, China Tongda and China Jinxin and its shareholders entered into a series of agreements known as variable interest entity agreements, or  the VIE Agreements, pursuant to which China Jinxin became contractually controlled by China Tongda.  The use of VIE agreements is a common structure used to acquire control of PRC corporations.  The material terms of the VIE Agreements are summarized below, which summaries are qualified in their entirety by reference to the full text of the VIE Agreements, which are incorporated by reference as exhibits to this report.

(1)
Management Entrustment Agreement: Pursuant to this Agreement China Tongda has the right and obligation to manage all aspects of the operations of China Jinxin and the BOD and shareholders of China Jinxin may not take any actions without the consent of China Tongda. The scope of the authority granted to China Tongda includes, but is not limited to, the right to make all major decisions, the right to manage the assets, capital and finances of China Jinxin, authority for all decisions related to human resources, daily operation management and technical support. To facilitate its exercise of such rights, China Tongda has been granted powers of attorney by the shareholders of China Jinxin granting China Tongda the right to participate in all shareholders’ meetings of China Jinxin and to make all significant decisions at such meetings, including the designation of candidates for election to the Board of China Jinxin. In consideration of its services, China Tongda shall be paid quarterly an amount equal to the pre-tax profits of China Jinxin and shall be required to pay to China Jinxin the amount of any loss incurred by China Jinxin within 30 days of a request for payment. Further, if China Jinxin is unable to pay its debts, China Tongda will be responsible therefor.  Similarly, if losses sustained by China Jinxin result in a capital deficiency, China Tongda shall be obligated to make up the deficiency.  To facilitate China Tongda’s management of China Jinxin, China Tongda shall have access to and the right to maintain all books and records and other relevant documentation of China Jinxin.  Further, during the term of the Management Entrustment Agreement, without the consent of China Tongda, China Jinxin will not issue, purchase or redeem any of its equity securities or debt or create any liens upon its property or assets, other than for expenses incurred in the ordinary course of business and permitted exceptions; or declare or pay any dividends. The term of the Management Entrustment Agreement is for 30 years, or until May 9, 2041, and will be extended automatically for successive 10-year periods thereafter, except that the agreement will terminate (i) at the expiration of the initial 30-year term, or any 10-year  renewal term, if China Tongda notifies China Jinxin not less than 30 days prior to the applicable expiration date that it does not want to extend the term, (ii) upon prior written notice from China Tongda, or (iii) upon the date China Tongda acquires all of the assets or at least 51% of the equity interests of China Jinxin.

(2)
Exclusive Purchase Option Agreement: Pursuant to this Agreement China Jinxin and each of China Jinxin’s shareholders granted to China Tongda an exclusive option to purchase all of the assets or outstanding shares of China Jinxin at such time as the purchase of such assets or shares is permissible under the laws of the PRC.  The options are for an initial period of 30 years and will renew automatically for successive periods of 10 years each unless voluntarily terminated by China Tongda. At such time during the term as China Tongda determines to exercise its option to purchase either the assets or equity of China Jinxin it shall send a notice to China Jinxin or its shareholders, as the case may be.  Upon receipt of such notice, China Jinxin or its shareholders shall take such steps and execute such documents as are necessary to transfer the assets or shares. Unless an appraisal is required by the laws of China, the purchase price of the assets or outstanding equity shall be equal to the lower of (i) the actual registered capital of China Jinxin and (ii) RMB 500,000 ($80,195); provided that if the laws of the PRC do not permit the purchase at that price, the purchase price shall be the lowest price allowed under the laws of the PRC.  All taxes relating to such purchase shall be borne by China Tongda.

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

The execution of the VIE Agreements was part of a plan whereby the shareholders of China Jinxin intend to raise capital by causing China Jinxin to be controlled by a publicly listed entity in the United States and none of the shareholders of China Jinxin received any consideration for entering into the VIE Agreements.  Since the execution of the VIE Agreements, certain shareholders determined to transfer some or all of their shares to third parties. For example, Ms. JiaZhen Liu consummated various private transactions wherein a large portion of her shareholdings were sold to a number of the current shareholders of Target Acquisitions I.  These shareholders together own 49.05% of Target Acquisitions I.

The chart below presents our corporate structure:

Target Acquisitions I, Inc.
(The Company)
100%
China Real Fortune Mining Limited
(Real Fortune BVI)
common
shareholders
100%
Real Fortune Holdings Limited
(Real Fortune HK)
100%
Zhangjiakou Tongda Mining Technologies Service
Co., Ltd. (China Tongda)
Contractual Arrangements
Zhuolu Jinxin Mining Co., Ltd.
(China Jinxin)

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

Our Industry:

Introduction to iron ore

Iron ore is the main source of iron for the world’s iron and steel industries. It is an essential component used in the production of steel. Approximately 98% of the global supply of iron ore is used in steelmaking. Iron ore refers to rock that contains a sufficient level of iron minerals that can be mined economically. Iron ore is mainly composed of compounds of iron and oxygen (iron oxides) mixed with gangue, or impurities that are not generally utilized commercially. The most common types of iron ore are magnetite and hematite. Other iron ore types that naturally occur include limonite, siderite geothite, pyrite, chamosite and greenalite. When heated in the presence of a reductant, iron ore will yield metallic iron (Fe). Iron ore is graded according to size as “lumps” or “fines” based on whether the individual particles have a diameter of more or less than six millimeters. Iron concentrate is the valuable fines that are separated commercially from iron ore in the form of rock with gangue by crushing, grinding, and beneficiation and can be agglomerated before being used in an iron making blast furnace or a direct reduction furnace. Iron ore is used directly as lump ore, or as concentrate or fines converted into pellets or sinter.

China’s iron ore production

According to Mineral Commodity Summaries 2012 and the 2010 Minerals Yearbook issued by US Geological Survey (“USGS”), China ranked fourth globally in terms of crude ore reserves, accounting for approximately 13.5% of global crude ore reserves. China also was the leading producer of iron ore in terms of iron content and produced approximately 1,070 million metric tons of iron ore in 2010. [Source: http://minerals.usgs.gov/minerals/pubs/commodity/iron_ore/mcs-2012-feore.pdf; and http://minerals.usgs.gov/minerals/pubs/commodity/iron_ore/myb1-2010-feore.pdf]  The major iron ore reserve areas in China are mainly distributed in Liaoning province, eastern Hebei province, Sichuan province, western Shandong province, southwestern Fujian province, Henan province and Xinjiang province. [Source: http://english.people.com.cn/90001/90778/90860/6939202.html]

China’s iron ore consumption

In 2013, Government stimulus measures are likely to moderately improve the economic situation in China. This follows sluggish exports resulting from the global economic slowdown. Thus China’s apparent steel use is expected to rise by 3.1% and will reach 659.2 Million ton in 2013. [Source: http://www.worldsteel.org/media-centre/press-releases/2012/april-sro.html] China is one of the fastest growing countries in terms of iron ore demand and the main driver behind the growth of the global iron ore sector. With its substantial demand for iron ore, China is the largest iron ore importer in the world. According to a report titled “China Iron Ore Supply & Demand Forecast 2012-2016” posted on steelease.com, China has been dependent on imported iron ore over the last few years. Below is a graph which shows the Consumption of Domestic and Imported Iron Ores in China:

http://file.smm.cn/Upload/en/2011-09/publication/files/SE_2011%20China%20Iron%20Ore%20Supply%20&%20Demand%20Forecast.pdf

Our Production Facilities

China Jinxin has an iron ore concentrate production line with an annual capacity of 300,000 tons and associated plant and office buildings (hereinafter collectively referred to as "production facilities") in Zhangjiakou, Hebei Province (coordinates of N 40°16’-40°17’, E 115°16’~117°17’). The production facilities include  a crushing line, a magnetic separation facility, a tailing disposal line and electric transformers.  China Jinxin started building its facilities in May 2007 and started production in March 2010.  During the six months of 2010 during which our plant was in operation and the seven months of 2011 during which we processed iron ore, we processed 397,860 tons and 326,293 tons, respectively, of crude iron ore from which we recovered 110,569 tons and 70,440 tons, respectively, of iron ore concentrate. In December 2011, the Company halted production to upgrade the production lines at the facility to improve iron ore refinement and increase the iron ore concentration rate. As a result of recent design changes, the Company expects the project to be completed in May 2013, and production to be resumed in May 2013. China Jinxin’s production facilities were constructed on the surface of a portion of the Zhuolu Mine. The Zhuolu Mine is currently state-owned.  The local Zhuolu county government is in the process of registering the Zhuolu Mine with the State Department of Land and Resources of Hebei Province and once such process is completed, the rights to explore the mine will be granted by the Province to the Zhuolu County government and then it will be in a position to grant mining rights to a mining and exploration company through public bidding.

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

China Jinxin successively obtained temporary manufacturing licenses for metallurgical mineral production from Zhangjiakou City on March 22, 2009, March 23, 2010, January 1, and December 30, 2011, respectively.  The Company's license has been extended and it is valid from December 29, 2011 to December 28, 2014. The licenses permit China Jinxin to produce only metallic iron and no other metals. The right to grant manufacturing licenses is held by Zhangjiakou City and once the Company receives the mining rights on Zhuolu Mine, it intends to apply for a permanent manufacturing license which, if granted, will have a term of three years.

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

We have mined and processed iron ore from the Zhuolu Mine. In connection with the construction of our Facilities we were granted the right to process ore displaced during the course of construction.  However, the ore from the Zhuolu Mine we mined and processed exceeds what we were permitted to mine, and we have not been granted mining rights by the Department of Land and Resources of Hebei.  Pursuant to the Mineral Resources Law of PRC, promulgated on March 19, 1986, effective on October 1, 1986 and amended on August 29, 1996, and the related implementation rules promulgated on March 26, 1994 (collectively, the “Mineral Resources Law”), any entity which mines without a mining permit shall be ordered to cease mining and compensate for the losses caused; any mineral products and unlawful proceeds it realized shall be confiscated; and it also should receive fines of up to 50% of its unlawful proceeds. If we were sanctioned in accordance with these rules, all of the net income from our mining activities could be confiscated, and we could be subject to fines of up to 50% of the total net income. In such event, our results of operation and financial condition would be materially and adversely affected.

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

The following table sets forth information regarding our production and sales volume of iron ore concentrate for the periods indicated:

	2011	2012
Production volume (ton)	70,440	-
Sales volume (ton)	65,849	-

Customers

To date, one customer, Handan Steel Group Company (“HSG”), a subsidiary of Hebei Steel and Iron Company, a state owned enterprise, has accounted for nearly 100% of our sales.  China Jinxin has entered into a 10 years contract with HSG expiring in January 2019 whereby China Jinxin agreed to sell and HSG agreed to purchase all of the output from our production facility. The price we receive for our output is determined by HSG in light of market prices and the quality of our product and is to result in a proper profit margin to us.  If China Jinxin is not satisfied with the price set by HSG it can attempt to renegotiate the price.  China Jinxin has withheld deliveries from HSG since the end of 2011 because of its dissatisfaction with the price offered by HSG.  There is no assurance as to what recourse China Jinxin would have if the prices set by HSG were unacceptable.

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

Employees

We currently have 60 full-time employees, the majority of which work at our production facilities. We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law (“LCL”), the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities for our operations in the PRC.  According to the PRC LCL, we are required to enter into labor contracts with our employees and to pay them no less than the local minimum wage.

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

Department	Employee #
Administrative	17
Finance	9
Quality Control	3
Production	12
Exploration	19
Total	60

Competition

Iron ore mines are classified by their annual production capacity of iron ore. Large-scale mines have a production capacity greater than 2,000 ktpa. Medium-scale mines have a production capacity between 600 ktpa to 2,000 ktpa. Small-scale mines have a production capacity of less than 600 ktpa. The Chinese iron ore industry is highly fragmented and is dominated by small-sized producers.  The majority of China's iron ore output comes from small and medium scale mines.   The remaining iron ore output is produced by large scale mines, most of which belong to state-owned steel companies.

In our primary market, Hebei Province, we face competition from local iron ore producers.  There are approximately 2,700 small-scale iron ore mines in Hebei Province. Key iron ore producers in Hebei Province include Hebei Steel Group, Shougang Group and Hanxing Mining, all of which are state-owned enterprises. Of the top 10 iron ore mines in Hebei Province, eight are owned by state-owned enterprises.

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

Mining Rights

Iron ore mining enterprises in China must obtain a mining permit and a production safety permit for each mine prior to conducting mining operations.  In connection with the construction of our Facilities we were granted the right to process ore displaced during the course of construction.  However, the ore from the Zhuolu Mine we have mined and processed since August 2011, exceeds what we were permitted to mine, and we have not been granted mining rights by the Department of Land and Resources of Hebei or by any other mining authority We have, however, obtained a temporary manufacturing license for metallurgical mineral production, which enables us to process iron ore.  Pursuant to the Mineral Resources Law, any entity which mines without a mining permit shall be ordered to cease mining and compensate for the losses caused; any mineral products and unlawful proceeds it realized shall be confiscated; and it also should receive fines of up to 50% of its unlawful proceeds. If we were sanctioned in accordance with these rules, all of the net income from our mining activities will be confiscated, and we will be subject to fines of up to 50% of the total net income. In such event, our results of operation and financial condition would be materially and adversely affected. So far, we have not received any penalty notice from any relevant authorities.

If we do not obtain mining rights to the Zhuolu Mine in the foreseeable future, we will have to cease mining operations at the Zhuolu Mine and we will seek to acquire iron ore from third parties.  The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.  The Company is currently in the process of applying for mining rights, and expects to be granted rights in late 2013, though there is no assurance that such rights will be obtained.

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

To accelerate the process whereby China Jinxin might obtain a mining permit, China Jinxin entered an agreement dated April 11, 2011, with the Zhuolu county government regarding the geological survey of the Zhuolu Mine. Pursuant to this agreement, China Jinxin prepaid all the fees related to the geological survey for the Zhuolu county government, RMB1.98 million ($313,000).   The Zhuolu county government agreed that if China Jinxin obtains the Mining Rights through public bidding, the amount paid for the survey by China Jinxin will be credited against the price of the Mining Rights and if China Jinxin does not obtain the Mining Rights, the Zhuolu county government will reimburse the geological survey fees to China Jinxin.  The county government also agreed that if China Jinxin were not to obtain the mining rights it would cause the winning bidder to give China Jinxin priority to purchase the crude iron ores extracted from the Zhuolu Mine.

Suppliers

Our major suppliers include suppliers of machinery and equipment, spare parts, diesel fuel, electricity and water. Our operations use electricity supplied by the local power grid. We use water sourced from nearby rivers at our processing plants. We also recycle and reuse water from our tailings ponds.

We obtain gas and diesel fuel from local gas stations and incurred costs of RMB 3,322,180 ($519,000) and RMB 399,292 ($63,000) for 2011 and 2012, respectively.  We also purchase spare parts from a local supplier, NanguoTengfei Ore Machinery Co., Ltd., and our costs for spare parts were RMB 3,665,562 ($572,000) and RMB 71,230 ($11,000) for 2011 and 2012, respectively. We believe there are a number of suppliers of each of the items we need available to us and do not anticipate any material shortages.

The energy produced in parts of China is not yet sufficient to satisfy the needs of all businesses seeking to obtain power. Consequently, there are occasional power outages and brownouts.  We ceased production from September 2010 to March 2011 due to the implementation by the local government of an “Energy Saving and Emission Reduction Plan.”  To reduce power consumption for a certain period the local government adopted this plan whereby nearly all construction and processing plants in Zhuolu County were required to halt production for a specified period.  In an effort to insulate ourselves from this problem, we have installed an Electricity Converting Station which can convert high voltage electricity to low voltage electricity, and it can also use diesel to generate power when there’s no electricity.  This should enable us to maintain full production should we once again be cut off from electricity generated by the local power company.  Nevertheless, management believes that the Energy Saving and Emission Reduction Plan enacted by the local government which forced all iron ore producers in the area of our plant to shut down was a one-time event and disruptions to our access to energy will not have material impact on our production in the future.

Research and Development

We had no research and development expenses in 2011 or 2012. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

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

We anticipate some of our acquisitions will be of existing mines and some of undeveloped properties.  In all cases, they will be properties with established reserves.  Our five-year goal is to control 50 million tons of reserves and to produce iron ore concentrate up to 1.1 million tons per year.  Our primary criteria for selecting target mines are as follows:

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

We will finance our acquisitions, as well as the improvements necessary to existing mines and the development of mines on undeveloped properties, by using internally generated cash, if available, as well as cash raised by issuing equity securities and debt financing.

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

Mining activities in the PRC are subject to the PRC Mineral Resources Law (“Mineral Resources Law”), promulgated by the PRC Government on March 19, 1986 and amended on August 29, 1996. The Mineral Resources Law regulates matters relating to the planning or engaging in the exploration, exploitation and mining of mineral resources. According to the Mineral Resources Law all mineral resources, including iron ore, are owned by the State. Except under limited circumstances, any enterprise planning to engage in the exploration, exploitation and mining of mineral resources must first apply for and obtain exploration rights and mining rights before commencing the relevant activities. The Mineral Resources Law prohibits the transfer of exploration and exploitation rights in general unless the transfer falls within certain specified circumstances.  Pursuant to the Mineral Resources Law, any entity which mines without a mining permit shall be ordered to cease mining and compensate for the losses caused; any mineral products and unlawful proceeds it realized shall be confiscated; and it also should receive fines of up to 50% of it unlawful proceeds.  Although we have extracted iron ore from the Zhuolu Mine, we do not have the right to do so.  If we were sanctioned in accordance with the rules promulgated under the Mineral Resources Law, we could be required to cease operations at the mining site, all of the net income from our mining activities could be confiscated, and we could be subject to fines of up to 50% of the total net income.  In such event, our results of operation and financial condition would be materially and adversely affected. So far, we have not received any penalty notice from any relevant authorities.  If we do not obtain mining rights to the Zhuolu Mine in the future, we will have to cease mining operations at the Zhuolu Mine and we will seek to acquire iron ore from third parties.  The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

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

Regulations Relating to Metallurgical Mineral Production License

The Hebei Provincial Government implemented a production license system for metallurgical mineral products. On November 1, 2006, the Hebei Provincial Government promulgated Regulations on Supervision and Administration of Production and Operation of Metallurgical Mineral Products, and on January 28, 2011, issued its implementation regulations. According to these regulations, any company that engages in metallurgical mineral production must acquire a metallurgical mineral production license with a valid period of three years from the Hebei Provincial Government. If the business license, mining right or non-coal mine safety production license of the company is revoked or withdrawn, the metallurgical mineral production license will lapse.

China Jinxin obtained and then renewed our annual basis temporary metallurgical mineral production licenses issued by Zhangjiakou Metallurgical and Mineral Industrial Administration Agency.  The current temporary license expires on February 26, 2014. China Jinxin intends to apply to the Hebei Provincial Government for a formal metallurgical mineral production license after obtaining its mining rights. There can be no assurance China Jinxin will be able to obtain a formal metallurgical production license.  The failure to obtain the licenses necessary to continue to operate would have a material adverse effect on our operations and financial results.

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

China Jinxin entrusted the Environmental Protection and Research Institute of Zhangjiakou city to conduct the environmental impact assessment of its iron ore mining and selecting project, and the Environmental Impact Report was issued in May 2007. Based on this report, Zhangjiakou Environmental Protection Department approved constructing and upgrading China Jinxin's production facility on July 26, 2007.

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

Pursuant to the Provisional Regulations on Requirements for Management Members of Metal and Non-metal Mining Enterprises to Accompany Workers in Descending and Ascending Underground Mines and the Monitoring and Inspection of Compliance Therewith in effect from November 15, 2010, mining enterprises must ensure there is at least one responsible person (person-in-charge, member of the management or deputy chief engineer) for each group to carry out on-site underground mining operations and that he shall accompany workers in descending and ascending the underground mines. Where mining enterprises have failed to establish a complete and sound or any system for management members to lead workers in underground mining operations in accordance with the regulations, such enterprises shall be given warnings and shall be fined RMB 30,000 ($4,800); the persons-in-charge shall also be warned and fined RMB 10,000 ($1,600); where the contravention is serious, the safety production permit shall be withheld and the operation shall be suspended for rectifications in accordance with the law. Where management members of mining enterprises have failed to lead workers in underground mining operations, such enterprises shall be given warnings and be fined RMB 30,000; where the contravention is serious, the operation shall be suspended for rectifications in accordance with the law, and management members who have breached the regulations shall be deemed to have left their post without permission and shall be fined RMB 10,000 ($1,600).

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

Therefore, our ability to conduct our business is subject to our ability to obtain, renew and maintain the requisite mining and exploration approvals, permits and licenses. In particular, we have not received any mining rights for the Zhuolu Mine or any other mine in the area of our current production facilities.  If we do not acquire rights to mines in the area of our production facilities, we will be forced to purchase iron ore and other metals for processing from third parties.  There is no guarantee that iron ores or any other metals of suitable quality will be available to us, will be available on reasonable prices or will be located sufficiently close to our facilities to make their processing by us economically feasible. In such event, we would not be able to realize the potential of our production facilities and our business, results of operations, financial condition and ability to realize our business plans would be materially and adversely affected.

We have not yet obtained all the necessary permits to operate our production facilities.

We do not have long term permits and licenses necessary to operate our production facilities and, to date, have been operating pursuant to temporary licenses with the consent of the local governmental authorities. Our most recent license to operate our facilities expires December 28, 2014.  We cannot guarantee we will be able to obtain, retain and renew the approvals, permits and licenses required to operate our facilities or that we will be able to successfully obtain, retain or renew future approvals, permits and licenses in a timely manner, or that such approvals, permits and licenses will not be revoked by the relevant authorities or contain limitations that will adversely impact our ability to fully utilize our facilities. Moreover, the authorities may impose different or additional conditions on our approvals, permits and licenses that may be burdensome and costly to fulfill. We have been operating under temporary manufacturing licenses for metallurgical mineral production, which have been granted on an annual basis, the last of which expires on December 28, 2014.  Failure to obtain, retain or renew and ensure continued compliance with such approvals, permits and licenses as planned may cause us to experience delays in our production plans or have to cease or limit our production.  In such event we would not be able to realize the potential of our production facilities and our business, results of operations, financial condition and ability to realize our business plans would be materially and adversely affected.

We are dependent on a single customer who has ceased purchases due to a failure to agree on sales price.

To date, all of our iron ore concentrate has been sold to HSG. The price we receive for our output is determined by HSG in light of market prices and the quality of our product and is to result in a proper profit margin to us.  If China Jinxin is not satisfied with the price set by HSG it can attempt to renegotiate the price.  China Jinxin has withheld deliveries from HSG since the end of 2011 because of its dissatisfaction with the price offered by HSG. If this customer significantly reduces its purchases of iron ore concentrate from us, or if we are unable to sell iron ore concentrate to it on favorable terms or at all, and we are unable to obtain additional customers, our business, financial condition and results of operations may be materially and adversely affected. Our ability to receive payment for the sale of our iron ore concentrate depends on the continued creditworthiness of our customers. Furthermore, the bankruptcy of any of our customers could materially and adversely affect our business. We may be required to extend credit to customers, including on terms that could increase the risk of payment default, in order to compete with the terms offered by other iron ore concentrate suppliers

Our business and results of operations will depend on the market price of iron ore concentrate, which is driven by factors beyond our control.

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

The land occupied by our production facilities is listed in the overall plan for land utilization of Zhangjiakou City as land to be used for construction. According to Chinese laws and regulations related to land management, only state-owned land can be used for construction.  The land occupied by our production facilities is still owned collectively by local villagers and should only be used by us for construction after it is changed to state-owned land through acquisition by the local government. We cannot assure you that we will obtain the land use rights to the property upon which our production facility is located. The failure to obtain such land use rights would have a material and adverse effect on our business, financial condition and results of operations.

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

If we were to commence mining operations, the successful completion of these tasks depends on our ability to implement negotiated agreements with the relevant governmental authorities, community organizations and employees. The consequences of a difficult closure range from increased closure costs and handover delays to ongoing environmental rehabilitation costs and damage to our reputation if desired outcomes cannot be achieved, which could materially and adversely affect our business and results of operations.

Our plan to acquire mineral reserves may not succeed.

We intend to acquire the right to mine mineral reserves. However, we will encounter intense competition from other companies seeking to acquire the same assets and we may fail to select or value targets appropriately. One of the important factors we will consider when we select or value targets is their resource and reserve estimates. Resource and reserve estimates involve professional judgments based on factors such as technical data, experience and industry practice. The accuracy of these estimates may be affected by many factors, including the quality of the results of exploration drilling, sampling of the ore, analysis of the ore samples, estimation procedures and the technical expertise and experience of the persons making the estimates. There are also many assumptions and variables beyond our control that may result in inherent uncertainties in estimating reserves. As a result, resource and reserve estimates may be inaccurate and may lead to a failure to select or value targets appropriately, which may in turn result in our inability to successfully implement our expansion plans at a reasonable cost, or at all.

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

China Jinxin leases 15.80 hectares of land, on which it built its production facilities and office buildings for a term ending in December 2026.  China Jinxin constructed five houses on its land.  Pursuant to the certificates of ownership, the total area is 9,755 square meters. The valid period of the land use right corresponding to 9,646 square meters terminated on August 30, 2009, and the Company is in the process of renewing such land use right. The balance terminates on March 6, 2014. There can be no assurance we will be able to renew our leases upon expiration of their current terms.

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

Practically all of our revenues are earned by China Tongda, our wholly-owned foreign enterprise or WFOE, through its VIE China Jinxin.  PRC regulations restrict the ability of our WFOE to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividends by our WFOE only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our WFOE also is required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital.  Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.  Any limitations on the ability of China Tongda to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of being treated as a “resident enterprise”.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. When we completed the Acquisition, we adopted the financial reporting controls and disclosure controls and procedures of China Jinxin, a private company.  The financial controls and disclosure controls and procedures of China Jinxin are not adequate for a public company.  Among others weaknesses, the lack of familiarity of our accounting staff with US GAAP constitutes a material weakness in our controls for financial reporting.   We have taken steps to rectify this weakness, including hiring a US accounting firm to work with our management and accounting personnel. There is no assurance, however, that the steps taken to date will be sufficient to rectify this material weakness. In the event that we fail to remedy the weaknesses in our controls over financial reporting and adopt appropriate disclosure controls and procedures, our financial reporting may be deficient and we may fail to comply with the reporting requirements of the Securities Exchange Act and other US securities laws,  in which event, the market price of our common stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits "emerging growth companies" like us to rely on some of the reduced disclosure requirements that are already available to companies having a public float of less than $75 million, for as long as we qualify as an emerging growth company. During that period, we are permitted to omit the auditor's attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act. Companies with a public float of $75 million or more must otherwise procure such an attestation beginning with their second annual report after their initial public offering. For as long as we qualify as an emerging growth company, we are also excluded from the requirement to submit "say-on-pay", "say-on-pay frequency" and "say-on-parachute" votes to our stockholders and may avail ourselves of reduced executive compensation disclosure compared to larger companies. In addition, as described in the following risk factor, as an emerging growth company we can take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Until such time as we cease to qualify as an emerging growth company, investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As an "emerging growth company" we may take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Section 107 of the JOBS Act also provides that, as an emerging growth company, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates for further discussion of the extended transition period for complying with new or revised accounting standards.

At such time as we cease to qualify as an "emerging growth company" under the JOBS Act, the costs and demands placed upon management will increase.

We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under a registration statement under the Securities Act ; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon our attaining a public float of at least $700 million.  Once we lose emerging growth company status, we expect the costs and demands placed upon management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $75 million.

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

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	speculation about our business in the press or the investment community;
●	significant developments relating to our relationships with our customers or suppliers;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;
●	customer demand for our products;
●	investor perceptions of our industry in general and our Company in particular;
●	the operating and stock performance of comparable companies;
●	general economic conditions and trends;
●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
●	changes in accounting standards, policies, guidance, interpretation or principles;
●	loss of external funding sources; and
●	sales of our common stock, including sales by our directors, officers or significant stockholders; and departures of key personnel.

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

China Jinxin has constructed five houses at its production facilities. Pursuant to the certificates of ownership, the total area of the houses is 9,755 square meters. The valid period of the corresponding land use right as to 9,646 square meters terminated on August 30, 2009, and the Company is in the process of renewing such land use right. The balance terminates on March 6, 2014.  The houses are used as residences by some of our employees which work at the facilities and as offices and guest facilities.   Although the valid period of the corresponding land right terminated as to 9,646 square meters on August 30, 2009, and the Company is in the process of renewing such land use right. The balance terminates on March 6, 2014, we have continued to use the houses without interruption and anticipate that such use will not be interrupted so long as we hold a temporary or permanent license to use our production facilities.  Because the use of the houses is not relevant to the production of iron ore concentrate, the loss of the use of our houses would not have a material adverse impact on our operations.

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

Holders

As of March 1, 2013, there were approximately 15 stockholders of record of our common stock.

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

Sales of Unregistered Securities

Except as previously reported in our Form 10-Qs and Form 8-Ks filed during, or with respect to events occurring during 2012, we did not issue or sell any unregistered securities during 2012.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our shareholders during 2012.

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

On October 1, 2011, effective September 30, 2011, we acquired 100% of the issued and outstanding capital stock of Real Fortune BVI for 8,000,000 shares of our common stock, which effectively constituted 100% of our issued and outstanding capital stock immediately after the consummation of the acquisition.  The Share Exchange was accounted for as a recapitalization of Real Fortune BVI effected by a share exchange, wherein Real Fortune BVI is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Real Fortune BVI were brought forward at their book value and no goodwill was recognized.  Consequently, the historical consolidated financial statements of Real Fortune BVI are now the historical financial statements of Target Acquisitions I, Inc.

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

Status of Production

Through China Jinxin we currently own an iron ore concentrate production line in Zhuolu County with an annual production capacity of 300,000 tons of iron ore concentrate. We began construction of this facility in 2007 and initiated production at it in March 2010.  Our operations to date have been limited. We have not obtained the necessary permits to mine any iron ore. Initially we were granted the right to process iron ore recovered during the construction of our production facilities and ancillary roads; however, from August 2010 until December 2011, we mined iron ore on the mine upon which our production facilities are located even though we do not have the right to do so. In December 2011, we elected to stop mining because we shut down our production facility to upgrade the production lines.  If, in the future, we are unable to obtain the necessary permits to mine at the mine on which our production facility is located or in the areas surrounding our production facilities, we will have to purchase iron ores from third parties for processing at our production facilities.

To date, we have received only temporary manufacturing licenses granted by the agencies of the local government, which allow us to process ore that we obtained from Zhuolu Mine, the mine on which our facility is located, or other third parties to utilize our facility.

Our ability to profit from our facility is dependent upon our ability to extract and process iron ore from the Zhuolu Mine and sell the output for a price that enables us to profit.  To date, all of our sales have been made to a single customer.  We entered into a ten-year contract with this customer which expires in January 2019.  Pursuant to this agreement, we agreed to sell the customer, Handan Steel Group Company (“HSG”) all of the output from our facility, which it agreed to purchase. The price paid to us by HSG is to be determined by HSG in light of the quality of our product and market prices and is to be such that it results in a proper margin to us. Thus, our ability to profit from our current production facility over the next seven years will be determined by the prices we receive from HSG.  We cannot guarantee that HSG will not offer a price below what it pays to the Company’s competitors. The lower price will reduce our profit margin. However, if we are not satisfied with the price set by HSG, we can attempt to renegotiate the price. In an effort to obtain a higher price from HSG, we have yet to deliver iron ore concentrate we produced in the fourth quarter of 2011.

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

Our current production plant can process up to 800,000 tons of iron ore every year from which we can derive approximately 300,000 tons of iron ore concentrate. However, in December 2011 we halted production to upgrade the production lines to improve their iron ore refinement and iron ore concentration rates. We estimate that this upgrade will be finished in May 2013. Because our production lines were shut down and we did not resolve our dispute with HSG and continue to hold the concentrate produced in 2011, we generated no revenues and incurred no production costs during 2012.  We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

The following table sets forth our tons of iron ore processed and tons of iron ore concentrate we produced, for 2012 and 2011:

	2012	2011
Iron ore processed (tons)	-	326,393
Production volume of iron ore concentrate (tons)	-	70,440

All mineral resources in China are owned by the state. Thus, our ability to obtain iron ore depends upon our ability to obtain mineral licenses from the relevant state authorities or purchase ore from another party that has mining rights. It is generally not feasible to transport iron ore any significant distance before processing. We believe, as evidenced by our shareholders willingness to finance the construction of our facilities, there is sufficient iron ore in the vicinity of our facilities to enable us to operate them at a profit. Nevertheless, we have yet to obtain long term rights to any iron mine and there is no assurance we will be able to do so. Although we have extracted iron ore from the Zhuolu Mine where our production facilities are located, we do not have the right to do so and can be subjected to various fines and penalties. However, since we paid geological survey fees on behalf of the local government so it could process applications related to the right to mine the Zhuolu Mine and has not received any challenges from any authorities regarding our mining activities, we believe that even if fines and penalties are assessed against us in the future, the amount should be negotiable with the authorities. If we are unable to obtain mining rights to the Zhuolu Mine, we will have to acquire iron ore from third parties. The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

To date we have been dependent upon cash advances from the shareholder of China Jinxin and cash generated from the operation of our production facilities.  If we were not to obtain sufficient iron ore for processing, it is likely  our operations would cease unless these individuals continue to provide sufficient funds to maintain our plant and equipment until such time as our operations could be resumed.

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

The profitability of the mining industry in China and of our Company in particular, is dependent upon the demand for iron ore and other metals within China.  This demand in turn, is influenced by general economic factors, such as the rate of growth of the economy and of the construction industry.  There can be no assurance that China will maintain the rapid rates of growth it has experienced in the recent past.  If the rate of growth of the Chinese economy were to slow down, demand for iron and steel could fall, adversely impacting our operations.

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

					Dollar	Percentage
	2012	% of Sales	2011	% of Sales	Increase (Decrease)	Increase (Decrease)
Sales	$-	-	$10,148,609	100%	$(10,148,609)	(100)%
Costs of goods sold	-	-	5,621,873	55%	(5,621,873)	(100)%
Gross profit	-	-	4,526,736	45%	(4,526,736)	(100)%
Operating expenses	1,649,372	-	1,393,879	14%	255,493	18%
Income (loss) from operations	(1,649,372)	-	3,132,857	31%	(4,782,299)	(153)%
Other Income (expense), net	(1,117)	-	1,053	-%	(2,170)	(206)%
Income (Loss) before income taxes	(1,642,101)	-	3,133,910	31%	(4,776,013)	(152)%
Income taxes (benefit)	(8,388)	-	799,369	8%	(807,757)	(101)%
Net income (loss)	$(1,642,101)	-	$2,334,541	23%	$(3,976,644)	(170)%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, the Company ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. The Company installed power equipment to enable it to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future.  We also ceased production in December 2011 to upgrade our production facilities and this upgrade is continuing. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in 2011.   Consequently, sales for the year ended December 31, 2012 were $0, compared to $10.15 million for 2011. We estimate that the upgrade to our facilities and testing of the upgrade will be finished in May 2013. Therefore, the Company is not likely to resume production prior to May 2013.We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

Cost of Goods Sold

Cost of goods sold consists primarily of fuel and power costs, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore and iron ore concentrate.

Due to absence of sales and production for the reasons discussed above, cost of goods sold for 2012 was $0, compared to cost of goods sold of $5.62 million for 2011.

Gross Profit

Because we did not have any sales and production, there was no gross profit for 2012, compared to $4.53 million for 2011. Similarly, due to the absence of sales, profit margin was 0% for 2012, compared to 45% for 2011.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $1,649,000 for 2012, compared to $1,394,000 for 2011, an increase of $255,000 or 18%. The increase was mainly due to significantly increased management and employees’ salary and welfare expenses, which rose by $50,600 or 28% as a  result of overall increases in labor costs in China, as well as significantly increased audit and legal fees which grew by $198,900 or 100% as a result of the Company being public in US since the 4th quarter of 2011, offset by decreases in utility expenses of $209,300 or 80%, decreases in business promotion and travel expense of $59,800 or 68%, due to lack of sales and production activities in 2012, compared with 2011.

Net Income

As a result of the lack of sales and increased operating expenses discussed above, the Company had a net loss of $1,642,101 for 2012, as compared to net income of $2,334,541 for 2011.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured.  If the Company cannot obtain iron ore to process or was no longer able to process ore, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations.  One shareholder has indicated that she will continue to fund the Company, though there is no written agreement in place and the Company currently owes $1.47 million to the shareholder.  Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

On December 31, 2012, the Company had cash and equivalents of $28,302. We do not anticipate significant cash expenditures in the immediate future on our current production facilities. Nevertheless, we may require working capital once we resume production at our facilities.  The shareholders of the Company verbally agreed to continue to provide cash to satisfy the Company’s working capital needs.   However, in the future, the Company intends to continue the expansion of operations by acquiring new production facilities and mines. The acquisitions will be paid for with cash or our equity securities, or combinations of both.  Failure to obtain such financing could have a material adverse effect on our business expansion.  The sale by the Company of its equity securities would dilute the interest of its current shareholders.  Further, there is no guarantee the terms on which such an issuance would occur, if at all, would be favorable to the Company’s current shareholders.

As of December 31, 2012, cash and equivalents were $28,302, compared to $196,116 as of December 31, 2011. The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2012 and 2011, respectively.

	2012	2011
Net cash provided by (used) in operating activities	$(1,191,972)	$2,899,300
Net cash used in investing activities	(1,306,160)	(191,799)
Net cash provided by (used) financing activities	$2,330,559	$(2,812,813)

Net cash provided by (used in) operating activities

Cash has historically been used in operations. Net cash used in operating activities was $1,191,972 for the year ended December 31, 2012, compared to net cash provided by operating activities of $2,899,300 in 2011. The cash outflow from operating activities for the year ended December 31, 2012 was principally attributable to absence of sales, which resulted in a net loss of $1,642,101 and payment for other payables and accrued expenses of $595,152.

Net cash used in investing activities

Net cash used in investing activities was $1,306,160 for the year ended December 31, 2012, compared to cash used in investing activities of $191,799 for the year ended December 3, 2011. The cash outflow during 2012 was mainly attributable to the purchase and installation of equipment for future iron ore refining in the amount of $25,636, the production line upgrade of $892,405 and advances to suppliers for acquisitions of equipment of 388,119.  In 2011, we spent only $588 for purchases  of small equipment and $191,211 for production line upgrades.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $2,330,559 for the year ended December 31, 2012, compared to $2,812,813 net cash used in financing activities in 2011. The net cash provided by financing activities in the year ended December 31, 2012 was due to advances from shareholders of $1,459,272. In 2011, we had cash inflow from short term borrowings of $128,700 and contributions to capital of $4.64 million from shareholders, but offset by repayment of long term payables of $2.79 million and repayment to related party of $4.80 million.

At December 31, 2012, we had a working capital deficit of $1,418,917, an increase from the deficit at December 31, 2011 of $488,274 which was driven by increased accrued liabilities and advances from shareholders in the form of loans as a result of our lack of sales. The Company had no bank loans at December 31, 2012. Our customer is a state-owned company and has good credit. Currently, there are no significant capital improvements planned for our production facilities at the Zhuolu Mine. Although certain shareholder have indicated they will continue to fund the Company, there is no written agreement in place and we have no specific plans, understandings or agreements with respect to the raising of such funds from our shareholder or third parties, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Our inability to raise funds may have a severe negative impact on our ability to become a viable company.  The Company may need to raise additional capital if it decides to make one or more substantial acquisitions of mineral rights or other production facilities. There can be no guarantee we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our Board. If we cannot obtain the financing necessary to complete any potential acquisition our ability to expand our operations will be hindered.

At December 31, 2010, the Company owed four shareholders $4,677,850 for working capital needs. Those borrowings were non-interest bearing and payable on demand. By December 31, 2011, the Company had paid all shareholders’ borrowings with the proceeds from shareholders’ capital contribution. During 2012, the Company borrowed $1,465,541 from one of its shareholders for working capital needs. Of the $1,465,541 outstanding loan, the Company and Jiazhen Liu have agreed that the $898,000 will not bear interest prior to September 13, 2013. Commencing on such date, interest will begin to accrue at a rate of 8% per annum on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within two years of our commencement of production at the Zhuolu Mine. On January 16, 2013, the Company and the shareholder entered an amended agreement and agreed that the entire loan amount of $1,465,541 at December 31, 2012 will not bear interest prior to the commencement of the Company's production. Commencing on such production date, interest will begin to accrue at the bank's annual interest rate on certificate of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine.

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

The following table summarizes our contractual obligations as of December 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$875,030	$-	$875,030	$-	$-

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

Going Concern

We incurred a net loss of $1.64 million for 2012. We also had negative cash flows from operating activities of $1.19 million during 2012, and had a working capital deficit of $1.42 million as of December 31, 2012. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading our equipment. Once the upgrading project is completed, we will be able to resume production.  One shareholder has indicated that she will continue to fund the Company, though there is no written agreement in place and the Company currently owes $1.47 million to the shareholder.  Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

As of December 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

Dismissal of Paritz & Company, P.A. as independent registered public accountants

By letter dated October 21, 2011, the Company advised Paritz & Company, P.A., the Company's independent registered public accounting firm, that it had been dismissed as the Company’s independent registered public accountants.

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

Engagement of Goldman Kurland Mohidin, LLP as independent registered public accountants

On October 31, 2011, the Company engaged Goldman Kurland Mohidin, LLP, as its independent registered public accountants for the fiscal year ending December 31, 2011. The decision to engage Goldman Kurland Mohidin, LLP was approved by the Board of Directors of the Company on October 21, 2011, and the engagement letter dated October 27, 2011, was countersigned by the Company and returned to Goldman Kurland Mohidin, LLP on October 31, 2011.

During the Company's fiscal years ended December 31, 2010 and 2009 and through the date as of which the Company engaged Goldman Kurland Mohidin, LLP, as its independent registered public accountants , the Company did not consult with Goldman Kurland Mohidin, LLP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and Goldman Kurland Mohidin, LLP did not provide either a written report or oral advice to the Company that Goldman Kurland Mohidin, LLP  concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of  Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

At December 31, 2012, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2012, such disclosure controls and procedures were not effective.  This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2012. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that since our financial and accounting staff are not familiar with US GAAP and we need to engage an outside consultant to convert our financial statements prepared in accordance with PRC GAAP into US GAAP, and because of certain other deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2012.

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

Changes in Internal Controls

As discussed above, since the acquisition of Real Fortune BVI, we have taken steps to ensure that our financial statements, currently prepared under the supervision of our Chief Financial Officer in PRC GAAP, are in accordance with US GAAP, specifically our hiring of a US accounting firm to work with our PRC accounting personnel and management to convert our books and records to US GAAP and prepare our financial statements. There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

Item 9B	Other Information. None

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Changkui Zhu	49	Director and Chief Executive Officer
Zhengting Deng	46	Director and Chief Financial Officer

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

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2012 and currently no compensation arrangements are in place for the compensation of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us, we believe that during 2012 all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

Item 11 Executive Compensation.

The following table sets forth information concerning compensation awarded to, earned by or paid to the chief executive officer of Target Acquisitions I, Inc. and the chief executive officer of China Jinxin for services rendered in all capacities during the periods indicated. No other executive officer of Target Acquisitions I, Inc. or China Jinxin received total annual salary and bonus compensation in excess of $100,000 for the year ended December 31, 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Changkui Zhu, Chief Executive Officer *	2012	-	-	-
	2011	6,269	-	6,269
___
* Mr. Changkui Zhu has served as Chief Executive Officer of Target Acquisitions I, Inc. since September 29, 2011, the day immediately preceding the acquisition of Real Fortune BVI, and Chief Executive Officer of China Jinxin since January 1, 2010. The compensation shown in this table includes the amounts Mr. Zhu received from China Jinxin prior to the consummation of the acquisition. Due to the lack of production in 2012, the executives of the Company decided to forego any compensation for the year 2012.

Summary of Employment Agreements and Material Terms

Prior to our acquisition of Real Fortune BVI, China Jinxin, our operating affiliate was a private limited company organized under the laws of the PRC, and in accordance with PRC regulations, the salary of our executives was determined by our shareholders.  In addition, each employee is required to enter into an employment agreement.  Accordingly, all our employees, including management, have executed our employment agreement.  Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus.  Mr. Changkui Zhu’s employment agreement provides for an annual salary of RMB 42,000 ($6,269), it terminates on December 31, 2013. Mr. Zhengting Deng’s employment agreement has been renewed on December 28, 2012, it provides for annual salary of RMB 49,200 ($7,891), and it terminates on December 31, 2013.

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

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2012, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash. Our current officers and directors also serve as the officers of China Jinxin, a private company in China. It is likely that we will need to attract new individuals to serve as officers and directors of our Company and that the compensation to be paid to these individuals will be greater than that previously paid to the management of China Jinxin.   Further, as a public company, we might adopt incentive plans, including stock and option plans, in order to compensate management for services rendered to the Company.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 1, 2013 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.  Subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. As of March 1, 2013, we had outstanding 8,000,100 shares of common stock.

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
______
* Less than 1%

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2012.

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

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2011, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

(1)
Management Entrustment Agreement: Pursuant to this Agreement China Tongda has the right and obligation to manage all aspects of the operations of China Jinxin and the BOD and shareholders of China Jinxin may not take any actions without the consent of China Tongda. The scope of the authority granted to China Tongda includes, but is not limited to, the right to make all major decisions, the right to manage the assets, capital and finances of China Jinxin, authority for all decisions related to human resources, daily operation management and technical support. To facilitate its exercise of such rights, China Tongda has been granted powers of attorney by the shareholders of China Jinxin granting China Tongda the right to participate in all shareholders’ meetings of China Jinxin and to make all significant decisions at such meetings, including the designation  of candidates for election to the Board of China Jinxin. In consideration of its services, China Tongda shall be paid quarterly an amount equal to the pre-tax profits of China Jinxin and shall be required to pay to China Jinxin the amount of any loss incurred by China Jinxin within 30 days of a request for payment. Further, if China Jinxin is unable to pay its debts, China Tongda will be responsible therefor.  Similarly, if losses sustained by China Jinxin result in a capital deficiency, China Tongda shall be obligated to make up the deficiency.  To facilitate China Tongda’s management of China Jinxin, China Tongda shall have access to and the right to maintain all books and records and other relevant documentation of china Jinxin.  Further, during the term of the Management Entrustment Agreement, without the consent of China Jinxin, China Jinxin will not issue, purchase or redeem any of its equity securities; issue any debt or create any liens upon its property or assets, other than for expenses incurred in the ordinary course of business and permitted exceptions; or declare or pay any dividends The term of the Management Entrustment Agreement is for 30 years, or until May 9, 2041, and will be extended automatically for successive 10-year periods thereafter, except that the agreement will terminate (i) at the expiration of the initial 30-year term, or any 10-year  renewal term, if China Tongda notifies China Jinxin not less than 30 days prior to the applicable expiration date that it does not want to extend the term, (ii) upon prior written notice from China Tongda, or (iii) upon the date China Tongda acquires all of the assets or at least 51% of the equity interests of China Jinxin.

(2)
Exclusive Purchase Option Agreement: Pursuant to this Agreement China Jinxin and each of China Jinxin’s shareholders granted to China Tongda an exclusive option to purchase all of the assets or outstanding shares of China Jinxin at such time as the purchase of such assets or shares is permissible under the laws of the PRC.  The options are for 30 years and will renew automatically for successive periods of 10 years each unless voluntarily terminated by China Tongda. At such time during the term as China Tongda determines to exercise its option to purchase either the assets or equity of China Jinxin it shall send a notice to China Jinxin or its shareholders, as the case may be.  Upon receipt of such notice,  China Jinxin or its shareholders shall take such steps and execute such documents as are necessary to transfer the assets or shares. Unless an appraisal is required by the laws of China, the purchase price of the assets or outstanding equity shall be equal to the lower of (i) the actual registered capital of China Jinxin and (ii) RMB 500,000 ($80,195); provided that if the laws of the PRC do not permit the purchase at that price, the purchase price shall be the lowest price allowed under the laws of the PRC.  All taxes relating to such purchase shall be borne by China Tongda.

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

The shareholders of China Jinxin at the time of entry into the VIE Agreements and the percentage of the outstanding shares of China Jinxin owned by each at that time were as follows: Jianzhen Liu (47.00%), Changqing Han (21.87%), Jianxin Wei (7.18%), Xia Wang (6.33%), Ying Li (3.50%), Jiaqi Liu (3.50%), Jianhua Zhang (3.00%), JunyanTian (1.79%), FengqinJi (1.73%), Lixin Shi (1.16%), Huiqin Wang (1.05%), Wenyan Yang (0.79%), DengweiGao (0.46%), Shaofeng Han (0.32%),  and Yuqin Wei (0.32%).

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

In March 2011, JiaZhen Liu transferred shares representing 11.15% of the shares in Target Acquisitions I to JunYanTian in satisfaction of a loan in the amount of RMB 3,345,930, approximately $514,758.

In March 2011, JiaZhen Liu transferred shares representing 10.76% of the shares in Target Acquisitions I to FengQinJi in satisfaction of a loan in the amount of RMB 3,227,490, approximately $496,537.

In March 2011, JiaZhen Liu transferred shares representing 2.88% of the shares in Target Acquisitions I to DengWeiGao in satisfaction of a loan in the amount of RMB 864,330, approximately $132,974.

In March 2011, Ying Li transferred shares representing 3.50% of the shares in Target Acquisitions I to Chiahua Lee for services rendered at the request of Mr. Li.

In March 2011, Jianhua Zhang transferred shares representing 1.50% of the shares in Target Acquisitions I to Chiahua Lee for services rendered at the request of Mr. Zhang

In March 2011, Jianhua Zhang transferred shares representing 1.50% of the shares in Target Acquisitions I to Hu Lien-Hsiang for services rendered at the request of Mr. Zhang.

In March 2011, Jiaqi Liu transferred shares representing 3.50% of the shares in Target Acquisitions I to Hu Lien-Hsiang for services rendered at the request of Mr. Liu.

As a result of the foregoing transfers, JiaZhen Liu is no longer in a position to control the affairs of the Company and the percentage of the outstanding shares of the Company owned by each of the shareholders of China Jinxin was, immediately after giving effect to the foregoing: Jianzhen Liu (7.60%), Changqing Han (20.13%), Jianxin Wei (0.57%), Xia Wang (12.65%), JunyanTian (12.94%), FengqinJi (12.49%), Lixin Shi (8.33%), Huiqin Wang (2.58%), Wenyan Yang (4.75%), DengweiGao (3.34%), Shaofeng Han (2.31%),  and Yuqin Wei (2.31%).

Jiaqi Liu, who owns 3.50% of outstanding shares of China Jinxin, is China Jinxin's supervisor and administrative officer and receives an annual salary of RMB 30, 000 ($4,800). Mr. Liu is the only shareholder of China Jinxin receiving a salary or any other compensation from the Company.

To finance the upgrade to our production lines and for working capital, we have borrowed monies from JiaZhen Liu, one of our principal shareholders. The amount due to Jiazhen Liu was $1,465,541(RMB 9,211,656) at December 31, 2012.  The Company and Jiazhen Liu have agreed that the $898,000 will not bear interest prior to September 13, 2013. Commencing on such date, interest will begin to accrue at a rate of 8% per annum on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within two years of our commencement of production at the Zhuolu Mine.
On January 16, 2013, the Company and the shareholder entered an amended agreement and agreed that the entire loan amount of $1,465,541 at December 31, 2012 will not bear interest prior to the commencement of the Company's production. Commencing on such production date, interest will begin to accrue at the bank's annual interest rate on certificate of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal years ended December 31, 2011 and December 31, 2012:

	Fiscal year ended December 31,
	2011	2012

Audit Fees	$107,809	$137,554
Audit Related Fees	$-	$1,300
Tax Fees	$-	$-
All Other Fees	$-	$-

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

Board of Directors' Pre-Approval Policies

Our Board of Directors' (“BOD”) policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the BOD regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The BOD may also pre-approve particular services on a case-by-case basis.

Our BOD has reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2012 fiscal year. The BOD also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our BOD has received the written disclosures and the letter from Goldman Kurland Mohidin, LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has considered the independence of Goldman Kurland Mohidin, LLP from our company.

Our BOD has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the BOD has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2012 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Years Ended 12/31/2012 and 12/31/2011

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Balance Sheets as of December 31, 2012 and 2011	F-2
Statements of Income and Other Comprehensive Income (Loss) for the Years Ended December 31, 2012 and 2011	F-3
Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012and 2011	F-4
Statements of Cash Flows for the Years Ended December 31, 2012 and 2011	F-5
Notes to Financial Statements	F-6-14

2.	Financial Statement Schedules.

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
* In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
_______
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

TARGET ACQUISITIONS I, INC.

Date: April 15, 2013	By:	/s/ Changkui Zhu
Changkui Zhu Chief Executive Officer (Principal Executive Officer

	By:	/s/ Zhengting Deng
Zhengting Deng Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2013.

Signature	Title

Chief Executive Officer and a Director
/s/ Changkui Zhu	(Principal Executive Officer)
Changkui Zhu

Chief Financial Officer and a Director
/s/ Zhengting Deng	(Principal Financial Officer)
Zhengting Deng

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Contents

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2
Consolidated Statements of Income and Other Comprehensive Income for the Years Ended December 31, 2012 and 2011	F-3
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012 and 2011	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011	F-5
Notes to Consolidated Financial Statements	F-6-14

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Target Acquisition I, Inc.

We have audited the accompanying consolidated balance sheets of Target Acquisitions I, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and consolidated cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Target Acquisitions I, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows of the years ended December 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of and for the year ended December 31, 2012, the Company incurred a net loss of $1.64 million, had negative cash flows from operating activities of $1.19 million and had a working capital deficit of $1.42 million.These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goldman Kurland and Mohidin, LLP
Encino, California
April 12, 2013

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011

ASSETS

CURRENT ASSETS
Cash & equivalents	$28,302	$196,116
Inventory	671,728	672,127
Other receivable	4,744	-

Total current assets	704,774	868,243

NONCURRENT ASSETS
Property and equipment, net	8,632,604	9,596,034
Intangible assets, net	560,132	598,205
Construction in progress	1,092,722	196,004
Advance to suppliers	389,786	-
Deferred tax assets	3,256	3,248

Total noncurrent assets	10,678,499	10,393,490

TOTAL ASSETS	$11,383,273	$11,261,733

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$239	$-
Accrued liabilities and other payables	526,383	248,768
Income taxes payable	131,528	131,201
Advance from shareholder	1,465,541	-

Total current liabilities	2,123,691	379,969

NONCURRENT LIABILITIES
Payable to contractors	875,030	872,891
Accrued expense	13,023	12,991

Total noncurrent liabilities	888,053	885,882

Total liabilities	3,011,744	1,265,851

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000;
issued and outstanding 8,000,100	8,000	8,000
Additional paid in capital	5,296,312	5,296,312
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	568,318	550,570
Retained earnings	1,941,646	3,583,747

Total stockholders' equity	8,371,529	9,995,882

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,383,273	$11,261,733

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Net sales	$-	$10,148,609
Cost of good sold	-	5,621,873
Gross profit	-	4,526,736

Operating expenses
General and administrative	1,649,372	1,393,879

Income (Loss) from operations	(1,649,372)	3,132,857

Non-operating income (expenses)
Interest income	188	1,636
Interest expense	-	(426)
Other expense	(874)	-
Financial expense	(431)	(157)

Total non-operating income (expenses), net	(1,117)	1,053

Income (loss) before income tax	(1,650,489)	3,133,910

Provision for income tax (benefit)	(8,388)	799,369

Net income (loss)	(1,642,101)	2,334,541

Other comprehensive income
Foreign currency translation gain (loss)	17,748	430,168

Comprehensive income (loss)	$(1,624,353)	$2,764,709

Basic weighted average shares outstanding	8,000,100	8,000,025

Basic net earnings (loss) per share	$(0.21)	$0.29

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,642,101)	$2,334,541
Adjustments to reconcile net income (loss) to net cash
used in (provided by) operating activities:
Depreciation and amortization	1,047,726	1,022,061
Change in deferred tax	-	(1,268)
(Increase) decrease in current assets:
Inventory	2,038	(485,502)
Other receivable	(4,724)	-
Increase (decrease) in current liabilities:
Accounts payable	238	-
Accrued liabilities and other payables	(595,149)	29,468

Net cash (used in) provided by operating activities	(1,191,972)	2,899,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(892,405)	(191,211)
Advance to suppliers	(388,119)	-
Acquisition of property, plant & equipment	(25,636)	(588)

Net cash used in investing activities	(1,306,160)	(191,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to contractors	-	(2,786,877)
Repayment to related party	-	(4,799,430)
Advance from shareholder	1,459,272	-
Proceeds from short-term borrowing	-	128,700
Payable to contractors	871,287	-
Capital contribution	-	4,644,794

Net cash provided by (used in) financing activities	2,330,559	(2,812,813)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(241)	18,129
NET DECREASE IN CASH & EQUIVALENTS	(167,814)	(87,183)
CASH & EQUIVALENTS, BEGINNING OF YEAR	196,116	283,299

CASH & EQUIVALENTS, END OF YEAR	$28,302	$196,116

Supplemental Cash flow data:
Income tax paid	$-	$819,803
Interest paid	$-	$-

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

						Accumulated other
			Additional paid in	Statutory	Retained	comprehensive	Total stockholders'
	Shares	Amount	capital	reserves	earnings	income	Equity

Balance at January 1, 2011	8,000,000	$8,000	$759,656	$321,922	$1,487,311	$120,402	$2,697,291
Capital contribution	-	-	4,536,656	-	-	-	4,536,656
Reorganization and
recapitalization	100	-	-	-	(2,774)	-	(2,774)
Net income	-	-	-	-	2,334,541	-	2,334,541
Statutory reserve	-	-	-	235,331	(235,331)	-	-

Foreign currency translation gain	-	-	-	-	-	430,168	430,168
Balance at December 31, 2011	8,000,100	8,000	5,296,312	557,253	3,583,747	550,570	9,995,882
Net loss	-	-	-	-	(1,642,101)	-	(1,642,101)

Foreign currency translation gain	-	-	-	-	-	17,748	17,748

Balance at December 31, 2012	8,000,100	$8,000	$5,296,312	$557,253	$1,941,646	$568,318	$8,371,529

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Target Acquisitions I, Inc. (“the Company” or “Target”) was incorporated in Delaware on June 27, 2008 to raise capital to be used in its business plan which may include a possible merger, acquisition or other business combination with an operating business.

Effective October 1, 2011, the Company entered into a share exchange with China Real Fortune Mining Limited (“Real Fortune BVI”), and shareholders, pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Real Fortune BVI for 8,000,000 of the Company’s common shares.  Immediately prior to the consummation of the share exchange, there were 100 shares of the Company’s common stock outstanding (after retirement of 4,999,900 common shares). Upon completion of the foregoing transactions, the Company had 8,000,100 shares of common stock issued and outstanding.  Real Fortune BVI was incorporated on September 13, 2010 in the British Virgin Islands (“BVI”) to serve as an intermediate holding company.

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

China Jinxin’s results of operations, assets and liabilities are consolidated in the Company’s financial statements from the earliest period presented.  The Group’s structure as of December 31, 2012 is as follows:

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with US GAAP. Target and Real Fortune BVI’s functional currency is the US Dollar (‘‘USD’’ or “$”), Real Fortune HK’s functional currency is Hong Kong Dollar (‘‘HKD’’) and China Tongda’s and China Jinxin’s functional currency is Chinese Renminbi (‘‘RMB’’). The accompanying financial statements are translated from functional currencies and presented in USD.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and its VIE for which the Company’s subsidiary China Tongda is the primary beneficiary. All transactions and balances among the Company, its subsidiaries and VIE are eliminated in consolidation.

The Company follows ASC 810 which requires a VIE be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE or is entitled to a majority of the VIE’s residual returns. In determining China Jinxin is the VIE of China Tongda, the Company considered the following indicators, among others:

China Tongda has the right to control and administer the financial affairs and operations of China Jinxin and to manage and control all assets of China Jinxin. The equity holders of China Jinxin as a group have no right to make any decision about China Jinxin’s activities without the consent of China Tongda. China Tongda will be paid quarterly, management consulting and technical support fees equal to all pre-tax profits, if any, of that quarter. If there are no earnings before taxes and other cash expenses, then no fee shall be paid. If China Jinxin sustains losses, they will be carried to the next period and deducted from the next service fee. China Jinxin has the right to require China Tongda to pay China Jinxin the amount of any loss incurred by China Jinxin.

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

Going Concern

The Company incurred a net loss of $1.64 million for the year ended December 31, 2012. The Company also had negative cash flows from operating activities of $1.19 million during the year ended December 31, 2012, and had a working capital deficit of $1.42 million as of December 31, 2012. In addition, the Company has refused to sell its iron ore concentrate to the sole customer because of the low price offered for the product.  These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is in the process of upgrading the equipment. Once the upgrading project is completed, the Company will be able to resume production. Also, one shareholder of the Company has indicated that she will continue to fund the Company, though there is no written agreement in place and the Company currently owes $1.47 million to this shareholder.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had no accounts receivable or bad debt allowances at December 31, 2012 and 2011.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2012 and 2011, there were no impairments of its long-lived assets.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2012 and 2011, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of fuel and power, direct material and labor, depreciation of mining plant and equipment, attributable to the production of iron ore concentrate. Write-down of inventory to lower of cost or market is also recorded in COGS.

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

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and accounts payable, carrying amounts approximate their fair values due to their short maturities.  FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

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

As of December 31, 2012 and 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of China Jinxin is RMB. For financial reporting purposes, RMB is translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”.  Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the years ended December 31, 2012 and 2011 consisted of net income (loss) and foreign currency translation adjustments.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. The Company reclassified payable to contractors of $872,891 to noncurrent liability from current liability as of December 31, 2011.

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

As of December 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3.   INVENTORY

Inventory consisted of the following at December 31, 2012 and 2011:

	2012	2011
Material	$16,099	$18,102
Finished goods	655,629	654,025
Total	$671,728	$672,127

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

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011
Building	$6,938,518	$6,921,560
Production equipment	4,074,421	4,064,463
Transportation equipment	1,227,149	1,206,957
Office equipment	98,406	89,675
Total	12,338,494	12,282,655
Less: Accumulated depreciation	(3,705,890)	(2,686,621)
Net	$8,632,604	$9,596,034

Depreciation for the years ended December 31, 2012 and 2011 was $963,400 and $983,600, respectively.

6.   ADVANCE FROM SHAREHOLDER

At December 31, 2012, the Company owed one shareholder $1,465,541 for the purchase of equipment used in construction in progress and for working capital. Of the $1,465,541 outstanding loan, the Company and Jiazhen Liu have agreed that the $898,000 will not bear interest prior to September 13, 2013. Commencing on such date, interest will begin to accrue at a rate of 8% per annum on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within two years of our commencement of production at the Zhuolu Mine. On January 16, 2013, the Company and the shareholder entered an amended agreement and agreed that the entire loan amount of $1,465,541 at December 31, 2012 will not bear interest prior to the commencement of the Company's production. Commencing on such production date, interest will begin to accrue at the bank's annual interest rate on certificate of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine.

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

Intangible assets consisted of the following at December 31, 2012 and 2011:

	2012	2011
Land use rights	$790,774	$788,842
Less: Accumulated amortization	(230,642)	(190,637)
Net	$560,132	$598,205

Amortization of intangible assets for the years ended December 31, 2012 and 2011 was $39,370 and $38,478, respectively. Annual amortization for the next five years from December 31, 2012, is expected to be: $39,400; $39,400; $39,400; $39,400 and $39,400.

8.   CONSTRUCTION IN PROGRESS

 Construction in progress represented purchase of equipment and installation for future iron ore refining. The Company spent $897,000 for the construction during the year ended December 31, 2012, and had total construction in progress of $1,092,722 at December 31, 2012. The project is estimated to be completed in May 2013.

9.   DEFERRED TAX ASSETS

Deferred tax asset is the difference between the tax and book for accrued mine restoration cost.

10.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2012 and 2011:

	2012	2011
Accrued payroll	$12,432	$29,380
Accrued audit fee	56,384	-
Accrued mining rights	70,381	70,209

Other payables	387,186	128,700
Other	-	20,479
Total	$526,383	$248,768

As of December 31, 2012, other payables consisted of a short-term borrowing of $128,700 from a third party for a capital contribution of China Tongda by Real Fortune HK, which bears no interest and is payable on demand; an advance from a third party of $258,486 for the new production line construction, this advance bears no interest and will be repaid when the project is completed.  As of December 31, 2011, other payables consisted of the short-term borrowing of $128,700 from a third party for a capital contribution to China Tongda by Real Fortune HK, which bears no interest and is payable on demand.

Under local environmental regulations, the Company is obligated at the end of the mine’s useful life to restore and rehabilitate the land that is used in the mining operation. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire mine after extracting all the economical ore for such efforts.

The Company accrued certain expenses based on the actual production volume during the period. As of December 31, 2012 and 2011, the accrued mine restoration cost was $13,023 and $12,991, respectively. There was no production during 2012.

11.   PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012.  During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. As of December 31, 2012 and 2011, the Company has $875,030 and $872,891 of payable to contractors, respectively. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balances of $875,030 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company pays in full by December 31, 2014, no interest will be charged. If the Company defaults, the Company agreed to pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time (See note 16).

The Company recorded the restructuring of this payable in accordance with ASC 470-60-35-5, as it was a modification of its terms, it did not involve a transfer of assets or grant of an equity interest. Accordingly, the Company accounted for the effects of the restructuring prospectively from the time of restructuring, and did not change the carrying amount of the payable at the time of the restructuring as the carrying amount did not exceed the total future cash payments specified by the new terms.

12.   INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2012 and 2011:

	2012	2011
US statutory rates (benefit)	(34.0)%	34.0%
Tax rate difference	9.0%	(9.0)%
Other	-%	0.5%
Valuation allowance on NOL	24.5%	-%
Tax per financial statements	0.5%	25.5%

Consolidated foreign pretax earnings approximated $0 and $3,133,000 for the years ended December 31, 2012 and 2011, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent those earnings are invested indefinitely outside the US. At December 31, 2012, $2.05 million of accumulated undistributed earnings of non-US subsidiaries was invested indefinitely. At the existing US federal income tax rate, additional taxes of approximately $184,000 would have to be provided if such earnings were remitted currently.

13. MAJOR CUSTOMER AND VENDORS

There were no sales in the year ended December 31, 2012. One customer accounted for 100% of the Company’s sales for the year ended December 31, 2011.

The Company made a long-term (10 year) strategic contract with Handan Steel Group Company (“HSG”) a state-owned enterprise, and agreed to sell all of its output to HSG. The selling price was to be determined based on market prices from time to time at a level that would ensure the Company a proper profit margin. HSG agreed to purchase all the Company’s products regardless of the change of the market. The Company is economically dependent on HSG. However, due to the high demand of iron ore concentrate in China, the Company believes there are other buyers available if HSG is unable to execute the contract. The Company had no sales for the three months ended March 31, 2011 due to the PRC government’s energy saving and emission reduction plan. Sales were resumed in the second quarter of 2011. The Company had no sales in the year ended December 31, 2012 due to the upgrading of its production lines for improving the iron ore refinement and iron ore concentration rate and its continued refusal to deliver concentrate produced during 2011 due to a pricing dispute with HSG. The upgraded production line project is expecting to be finished in May 2013. The accounts receivable balance was $0 at December 31, 2012 and 2011.

Below is a table listing the vendors accounting for over 10% of the Company’s total purchase of raw materials. As of December 31, 2012, there were no accounts payable balances due to these vendors.

	Percentage of total purchase
	2012	2011
Zhuolu Transportation Gas Station	-	48%
South Tengfei Mining Machinery Co.	-	36%
Lai Yuan Xian Unified Lubricant Sale Co.	-	16%
Huailai County Xinhai Gas Station	99%	-

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

Common welfare fund

Common welfare fund is a voluntary fund that the Company can elect to transfer 5% to 10% of its net income, as determined under PRC accounting rules and regulations, to this fund. The Company did not make any contribution to this fund during the years ended December 31, 2012 or 2011.

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

16. SUBSEQUENT EVENT

On January 16, 2013, the Company and the shareholder entered an amended agreement and agreed that the entire loan amount of $1,465,541 at December 31, 2012 will not bear interest prior to the commencement of the Company's production. Commencing on such production date, interest will begin to accrue at the bank's annual interest rate on certificate of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. On March 20, 2013, the Company amended the payment terms of its agreement with a contractor as to the amount payable by the Company and agreed to pay the remaining balance of $875,030 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company pays in full by December 31, 2014, no interest will be charged. If the Company defaults, the Company agreed to pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time.