Form 10-Q
period 2013-03-31
Target Acquisitions I, Inc.
filed 2013-05-30
CIK 1440208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-53328

TARGET ACQUISITIONS I, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2895640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

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

At May 1, 2013, we had outstanding 8,000,100 shares of common stock.

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

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	2013	2012

ASSETS

CURRENT ASSETS
Cash & equivalents	$28,629	$28,302
Inventory	673,667	671,728
Other receivable	4,757	4,744

Total current assets	707,053	704,774

NONCURRENT ASSETS
Property and equipment, net	8,402,045	8,632,604
Intangible assets, net	551,704	560,132
Construction in progress	2,286,009	1,092,722
Advance to suppliers	-	389,786
Deferred tax assets	3,264	3,256

Total noncurrent assets	11,243,022	10,678,499

TOTAL ASSETS	$11,950,075	$11,383,273

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$243	$239
Accrued liabilities and other payables	741,554	526,383
Income taxes payable	131,873	131,528
Advance from shareholder	2,174,489	1,465,541

Total current liabilities	3,048,159	2,123,691

NONCURRENT LIABILITIES
Payable to contractors	877,347	875,030
Accrued expense	13,058	13,023

Total noncurrent liabilities	890,405	888,053

Total liabilities	3,938,564	3,011,744

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 8,000,100	8,000	8,000
Additional paid in capital	5,296,312	5,296,312
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	590,243	568,318
Retained earnings	1,559,703	1,941,646

Total stockholders' equity	8,011,510	8,371,529

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,950,075	$11,383,273

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012

Operating expenses
General and administrative	$381,741	$429,047

Loss from operations	(381,741)	(429,047)

Non-operating income (expenses)
Interest income	19	66
Interest expense	-	(920)
Financial expense	(222)	(88)

Total non-operating expenses, net	(203)	(942)

Loss before income tax	(381,944)	(429,989)

Net loss	(381,944)	(429,989)

Other comprehensive income
Foreign currency translation gain	21,924	9,720

Net comprehensive loss	$(360,020)	$(420,269)

Basic weighted average shares outstanding	8,000,100	8,000,100

Basic net loss per share	$(0.05)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(381,944)	$(429,989)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	262,926	261,970
(Increase) decrease in current assets:
Inventory	(161)	(2,926)
Other receivable	-	(50,184)
Advance to supplier	-	(128,013)
Increase (decrease) in current liabilities:

Accrued liabilities and other payables	213,792	170,058

Net cash provided by (used in) operating activities	94,613	(179,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(798,352)	(163,883)
Acquisition of property, plant & equipment	-	(25,657)

Net cash used in investing activities	(798,352)	(189,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from shareholders	703,990	234,645

Net cash provided by financing activities	703,990	234,645

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	746	(73)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	327	(134,052)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	28,302	196,116

CASH & EQUIVALENTS, END OF PERIOD	$28,629	$62,064

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Target Acquisitions I, Inc. (“the Company” or “Target”) was incorporated in Delaware on June 27, 2008 to raise capital to be used in its business plan which may include a possible merger, acquisition or other business combination with an operating business.

We operate our business in China through China Jinxin, our variable interest entity which we control through a series of agreements. China Jinxin is an early stage mining company which processes iron ore at its production facility in Hebei Province. China Jinxin currently does not own any mines or hold any mining rights.

China Jinxin’s results of operations, assets and liabilities are consolidated in the Company’s financial statements from the earliest period presented.  The Group’s structure as of March 31, 2013 is as follows:

Through contractual arrangements among China Tongda and China Jinxin, and its shareholders, the Company controls China Jinxin’s operations and financial affairs. As a result of these agreements, China Tongda is considered the primary beneficiary of China Jinxin (see Note 2) and accordingly, China Jinxin’s results of operations and financial condition are consolidated in the group financial statements. All issued and outstanding shares of China Jinxin are ultimately held by 15 Chinese citizens.

The consolidated interim financial information as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2013, results of operations and cash flows for the three month periods ended March 31, 2013 and 2012, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Going Concern

The Company incurred a net loss of $0.38 million for the three months ended March 31, 2013. The Company also had a working capital deficit of $2.34 million as of March 31, 2013. In addition, the Company has refused to sell its iron ore concentrate to its sole customer because of the low price offered for the product.  These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is upgrading its equipment. Once the upgrading project is completed, the Company will be able to resume production. Also, one shareholder of the Company indicated she will continue to fund the Company, although there is no written agreement in place and the Company currently owes $2.17 million to this shareholder.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”.  Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the three months ended March 31, 2013 and 2012 consisted of net income (loss) and foreign currency translation adjustments.

Earnings (loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period.

New Accounting Pronouncements

As of March 31, 2013, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3.   INVENTORY

Inventory consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Material	$16,303	$16,099
Finished goods	657,364	655,629
Total	$673,667	$671,728

4.   MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in the location where it currently mines. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 10). The Company used $0.38 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in accounting estimate. As of March 31, 2013 and December 31, 2012, accrued mining rights were $70,568 and $70,381, respectively.

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Building	$6,956,891	$6,938,518
Production equipment	4,085,210	4,074,421
Transportation equipment	1,230,399	1,227,149
Office equipment	98,667	98,406
Total	12,371,167	12,338,494
Less: Accumulated depreciation	(3,969,122)	(3,705,890)
Net	$8,402,045	$8,632,604

Depreciation for the three months ended March 31, 2013 and 2012 was $253,031 and $252,120, respectively.

6.   ADVANCE FROM SHAREHOLDER

At March 31, 2013, the Company owed one shareholder $2,174,489 for the purchase of equipment used in construction in progress and for working capital.  The loan  of $2,174,489 will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine.

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

Intangible assets consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Land use rights	$792,868	$790,774
Less: Accumulated amortization	(241,164)	(230,642)
Net	$551,704	$560,132

Amortization of intangible assets for the three months ended March 31, 2013 and 2012 was $9,896 and $9,850, respectively. Annual amortization for the next five years from March 31, 2013, is expected to be: $39,400; $39,400; $39,400; $39,400 and $39,400.

8.   CONSTRUCTION IN PROGRESS

Construction in progress is for purchase of equipment and installation for future iron ore refining. The Company spent $798,352 for construction during the three months ended March 31, 2013, and had total construction in progress of $2,286,009 at March 31, 2013. The project is estimated to be completed by the end of May 2013.

9.   DEFERRED TAX ASSETS

Deferred tax asset is the difference between the tax and book for accrued mine restoration cost.

10.   ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Accrued payroll	$13,366	$12,432
Accrued audit fee	56,533	56,384
Accrued mining rights (see note 4)	70,568	70,381
Other payables	601,087	387,186
Total	$741,554	$526,383

As of March 31, 2013, other payables consisted of a short-term borrowing of $128,700 from a third party for a capital contribution of China Tongda by Real Fortune HK, which bears no interest and is payable on demand; an advance from a third party of $472,387 for the new production line construction, this advance bears no interest and will be repaid when the project is completed.  As of December 31, 2012, other payables consisted of the short-term borrowing of $128,700 from a third party for a capital contribution to China Tongda by Real Fortune HK, which bears no interest and is payable on demand, an advance from a third party of $258,486 for the new production line construction, this advance bears no interest and will be repaid when the project is completed.

NONCURRENT

Under local environmental regulations, the Company is obligated at the end of the mine’s useful life to restore and rehabilitate the land that is used in the mining operation. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire mine after extracting all the economical ore for such efforts.

The Company accrued certain mine restoration expenses based on the actual production volume during the period. As of March 31, 2013 and December 31, 2012, the accrued mine restoration cost was $13,058 and $13,023, respectively. There was no production during the three months ended March 31, 2013 and 2012.

11.   PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012.  During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. As of March 31, 2013 and December 31, 2012, the Company has $877,347 and $875,030 of payable to contractors, respectively. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balances of $877,347 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company pays in full by December 31, 2014, no interest will be charged. If the Company defaults, the Company agreed to pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2013 and 2012:

	2013	2012
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Valuation allowance on NOL	25.0%	25%
Tax per financial statements	-%	-%

Consolidated foreign pretax earnings approximated $0 for both the three months ended March 31, 2013 and 2012, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent those earnings are invested indefinitely outside the US. At March 31, 2013, $1.67 million of accumulated undistributed earnings of non-US subsidiaries was invested indefinitely. At the existing US federal income tax rate, additional taxes of approximately $150,000 would have to be provided if such earnings were remitted currently.

13. MAJOR CUSTOMER AND VENDORS

There were no sales in the three months ended March 31, 2013 and 2012.

The Company made a long-term (10 year) strategic contract with Handan Steel Group Company (“HSG”) a state-owned enterprise, and agreed to sell all of its output to HSG. The selling price was to be based on market prices from time to time at a level that would ensure the Company a proper profit margin. HSG agreed to purchase all the Company’s products regardless of the change of the market. The Company is economically dependent on HSG. However, due to the high demand of iron ore concentrate in China, the Company believes there are other buyers available if HSG is unable or unwilling to execute the contract. The Company had no sales in the three months ended March 31, 2013 or 2012 due to the upgrading of its production lines for improving the iron ore refinement and iron ore concentration rate and its continued refusal to deliver concentrate produced during 2011 due to a pricing dispute with HSG. The upgraded production line project is expected to be finished by the end of May 2013.

There were no vendors which accounted for over 10% of the Company’s total purchases for the three months ended March 31, 2013 and 2012.

14.   STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

15.   OPERATING RISKS

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

On October 1, 2011, effective September 30, 2011, we acquired 100% of the issued and outstanding capital stock of Real Fortune BVI for 8,000,000 shares of our common stock, which effectively constituted 100% of our issued and outstanding capital stock immediately after the consummation of the acquisition.  The Share Exchange was accounted for as a recapitalization of Real Fortune BVI effected by a share exchange, wherein Real Fortune BVI was considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Real Fortune BVI were brought forward at their book value and no goodwill was recognized.  Consequently, the historical consolidated financial statements of Real Fortune BVI are now the historical financial statements of Target Acquisitions I, Inc.

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

Status of Production

Through China Jinxin we currently own an iron ore concentrate production line in Zhuolu County with an annual production capacity of 300,000 tons of iron ore concentrate. We began construction of this facility in 2007 and initiated production at it in March 2010.  Our operations to date have been limited. We have not obtained the necessary permits to mine any iron ore. Initially we were granted the right to process iron ore recovered during the construction of our production facilities and ancillary roads; however, from August 2010 until December 2011, we mined iron ore on the mine upon which our production facilities are located even though we do not have the right to do so. In December 2011, we stopped mining because we shut down our production facility to upgrade the production lines.  If, in the future, we are unable to obtain the necessary permits to mine at the mine on which our production facility is located or in the areas surrounding our production facilities, we will have to purchase iron ore from third parties for processing at our production facilities.

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

Our current production plant can process up to 800,000 tons of iron ore every year from which we can derive approximately 300,000 tons of iron ore concentrate. However, in December 2011 we halted production to upgrade the production lines to improve their iron ore refinement and iron ore concentration rates. We estimate  this upgrade will be finished by the end of May 2013. Because our production lines were shut down and we did not resolve our dispute with HSG and continue to hold the concentrate produced in 2011, we generated no revenues and incurred no production costs during 2012.  We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

There was no production for the three months ended March 31, 2013 and 2012.

All mineral resources in China are owned by the state. Thus, our ability to obtain iron ore depends upon our ability to obtain mineral licenses from the relevant state authorities or purchase ore from another party that has mining rights. It is generally not feasible to transport iron ore any significant distance before processing. We believe, as evidenced by our shareholders willingness to finance the construction of our facilities, there is sufficient iron ore in the vicinity of our facilities to enable us to operate them at a profit. Nevertheless, we have yet to obtain long term rights to any iron mine and there is no assurance we will be able to do so. Although we extracted iron ore from the Zhuolu Mine where our production facilities are located, we do not have the right to do so and can be subjected to various fines and penalties. However, since we paid geological survey fees on behalf of the local government so it could process applications related to the right to mine the Zhuolu Mine and has not received any challenges from any authorities regarding our mining activities, we believe that even if fines and penalties are assessed against us in the future, the amount should be negotiable with the authorities. If we are unable to obtain mining rights to the Zhuolu Mine, we will have to acquire iron ore from third parties. The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

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

Results of Operations

Comparison of the three months ended March 31, 2013 and 2012

					Dollar	Percentage
	2013	% of Sales	2012	% of Sales	Increase (Decrease)	Increase (Decrease)
Operating expenses	381,741	-	429,047	-%	(47,306)	(11)%
Loss from operations	(381,741)	-	(429,047)	-%	47,306	(11)%
Other expense, net	(203)	-	(942)	-%	739	(78)%
Loss before income taxes	(381,944)	-	(429,989)	-%	48,045	(11)%
Income taxes (benefit)	-	-	-	-%		-%
Net loss	$(381,944)	-	(429,989)	-%	$48,045	(11)%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, the Company ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. The Company installed power equipment to enable it to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future.  We also ceased production in December 2011 to upgrade our production facilities and this upgrade is continuing. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in 2011.   Consequently, sales for the three months ended March 31, 2013 and 2012 were $0. We estimate the upgrade to our facilities and testing of the upgrade will be finished by the end of May 2013. Therefore, the Company is not likely to resume production prior to June 2013.We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

Cost of Goods Sold

Cost of goods sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore and iron ore concentrate.

Due to absence of sales and production for the reasons discussed above, cost of goods sold for the three months ended March 31, 2013 and 2012 were $0.

Gross Profit

Because we did not have any sales and production, there was no gross profit for the three months ended March 31, 2013 and 2012.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $381,741 for three months ended March 31, 2013, compared to $429,047 for the 2012 period, a decrease of $47,306 or 11%. The slight decrease was mainly due to relatively lower audit and consulting fee compared with the 2012 period, the Company incurred higher consulting and auditing expense for understanding the US capital market and getting readiness of being a public company as a result of the Company being public in US at the end of 2011

Net Income

As a result of the lack of sales discussed above, the Company had a net loss of $381,944 for the three months ended March 31, 2013, compared $429,989 for the 2012 period.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured.  If the Company cannot obtain iron ore to process or is no longer able to process ore, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations.  One shareholder has indicated she will continue to fund the Company, though there is no written agreement in place and the Company currently owes $2.17 million to the shareholder.  Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

On March 31, 2013, the Company had cash and equivalents of $28,629. We do not anticipate significant cash expenditures in the immediate future on our current production facilities. Nevertheless, we may require working capital once we resume production at our facilities.  The shareholders of the Company verbally agreed to continue to provide cash to satisfy the Company’s working capital needs.   However, in the future, the Company intends to continue the expansion of operations by acquiring new production facilities and mines. The acquisitions will be paid for with cash or our equity securities, or combinations of both.  Failure to obtain such financing could have a material adverse effect on our business expansion.  The sale by the Company of its equity securities would dilute the interest of its current shareholders.  Further, there is no guarantee the terms on which such an issuance would occur, if at all, would be favorable to the Company’s current shareholders.

As of March 31, 2013, cash and equivalents were $28,629, compared to $28,302 as of December 31, 2012. The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2013 and 2012, respectively.

	2013	2012
Net cash provided by (used in) operating activities	$94,613	$(179,084)
Net cash used in investing activities	(798,352)	(189,540)
Net cash provided by financing activities	$703,990	$234,645

Net cash used in operating activities

Cash has historically been used in operations. Net cash provided by operating activities was $94,613 for the three months ended March 31, 2013, compared to net cash used in operating activities of $179,084 in 2012 period. The cash inflow from operating activities for the three months ended March 31, 2013 was principally attributable to increased other payables outstanding.

Net cash used in investing activities

Net cash used in investing activities was $798,352 for the three months ended March 31, 2013, compared to cash used in investing activities of $189,540 for the 2012 period. The cash outflow during the three months ended March 31, 2013 and 2012 was mainly attributable to purchase of equipment for future iron ore refining.

Net cash provided by financing activities

Net cash provided by financing activities was $703,990 for the three months ended March 31, 2013, compared to $234,645 net cash provided by financing activities in 2012. The net cash provided by financing activities in the three months ended March 31, 2013 and 2012 was due to advances from shareholders for the Company’s working capital and construction needs as a result of Company’s lack of cash inflow due to temporary cease of the production and sales.

At March 31, 2013, we had a working capital deficit of $2,341,106, an increase from the deficit at December 31, 2012 of $922,189 which was driven by increased advances from shareholders in the form of loans as a result of our lack of sales. The Company had no bank loans at March 31, 2013. Our customer is a state-owned company and has good credit. Currently, there are no significant capital improvements planned for our production facilities at the Zhuolu Mine. Although certain shareholder has indicated she will continue to fund the Company, there is no written agreement in place and we have no specific plans, understandings or agreements with respect to the raising of such funds from our shareholder or third parties, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Our inability to raise funds may have a severe negative impact on our ability to become a viable company.  The Company may need to raise additional capital if it decides to make one or more substantial acquisitions of mineral rights or other production facilities. There can be no guarantee we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our Board. If we cannot obtain the financing necessary to complete any potential acquisition our ability to expand our operations will be hindered.

At March 31, 2013, the Company borrowed $2,174,489 from one of its shareholders for working capital.  The loan of $2,174,489 will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificate of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine.

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

The following table summarizes our contractual obligations as of March 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$877,347	$-	$877,347	$-	$-

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Going Concern

We incurred a net loss of $0.38 million for the three months ended March 31, 2013. We also had a working capital deficit of $2.34 million as of March 31, 2013. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading our equipment. Once the upgrading project is completed, we will be able to resume production.  One shareholder has indicated she will continue to fund the Company, though there is no written agreement in place and the Company currently owes $2.17 million to the shareholder.  Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

Recent Accounting Pronouncements

As of March 31, 2013, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

(b) Changes in Internal Control over Financial Reporting.

Changes in Internal Controls

As discussed above, since the acquisition of Real Fortune BVI, we have taken steps to ensure that our financial statements, currently prepared under the supervision of our Chief Financial Officer in PRC GAAP, are in accordance with US GAAP, specifically our hiring of a US accounting firm to work with our PRC accounting personnel and management to convert our books and records to US GAAP and prepare our financial statements. There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in Item 1A "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 filed on April 15,2013 (the “2012 Form 10-K”) and “Management's Discussion and Analysis of Financial Condition and Results of Operations”  set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

There have been no material changes in the risk factors previously disclosed in the 2012 Form 10-K.

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
__
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

TARGET ACQUISITIONS I, INC.

Dated: May 30, 2013	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer