Form 10-Q
period 2013-06-30
Target Acquisitions I, Inc.
filed 2013-08-15
CIK 1440208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2013
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-53328

TARGET ACQUISITIONS I, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2895640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

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

At August 1, 2013, we had outstanding 8,000,100 shares of common stock.

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

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	2013	2012
ASSETS
CURRENT ASSETS
Cash & equivalents	$27,492	$28,302
Inventory	683,098	671,728
Other receivable	4,826	4,744
Total current assets	715,416	704,774
NONCURRENT ASSETS
Property and equipment, net	8,276,216	8,632,604
Intangible assets, net	549,703	560,132
Construction in progress	2,716,544	1,092,722
Advance to suppliers	-	389,786
Deferred tax assets	3,312	3,256
Total noncurrent assets	11,545,775	10,678,499
TOTAL ASSETS	$12,261,191	$11,383,273
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$243	$239
Accrued liabilities and other payables	601,789	526,383
Income tax payable	133,798	131,528
Advance from related party	2,894,417	1,465,541
Total current liabilities	3,630,247	2,123,691
NONCURRENT LIABILITIES
Payable to contractors	890,155	875,030
Accrued expense	13,248	13,023
Total noncurrent liabilities	903,403	888,053
Total liabilities	4,533,650	3,011,744
STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares
100,000,000; issued and outstanding 8,000,100	8,000	8,000
Additional paid in capital	5,296,312	5,296,312
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	707,314	568,318
Retained earnings	1,158,662	1,941,646
Total stockholders' equity	7,727,541	8,371,529
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,261,191	$11,383,273

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Operating expenses
General and administrative	782,755	838,811	401,014	409,764

Loss from operations	(782,755)	(838,811)	(401,014)	(409,764)

Non-operating income (expenses)
Interest income	39	169	20	103
Interest expense	-	(920)	-	-
Financial expense	(269)	(301)	(47)	(213)

Total non-operating expenses, net	(230)	(1,052)	(27)	(110)

Loss before income tax	(782,985)	(839,863)	(401,041)	(409,874)

Net loss	(782,985)	(839,863)	(401,041)	(409,874)

Other comprehensive income
Foreign currency translation gain (los	138,996	(36,098)	117,071	(45,814)

Net comprehensive loss	$(643,989)	$(875,961)	$(283,970)	$(455,688)

Basic weighted average shares outstandin	8,000,100	8,000,100	8,000,100	8,000,100

Basic net loss per share	$(0.10)	$(0.10)	$(0.05)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(782,985)	$(839,863)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	529,254	525,094
(Increase) decrease in assets and liabilities:
Inventory	238	(3,232)
Other receivable	-	(5,521)
Advance to supplier	-	(164,010)
Accounts payable		8,450
Accrued liabilities and other payables	67,841	172,577

Net cash used in operating activities	(185,652)	(306,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(1,196,290)	(464,446)
Acquisition of property, plant & equipment	(8,812)	(25,657)

Net cash used in investing activities	(1,205,102)	(490,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	1,389,467	636,395

Net cash provided by financing activities	1,389,467	636,395

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALE	477	(301)

NET DECREASE IN CASH & EQUIVALENTS	(810)	(160,514)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	28,302	196,116

CASH & EQUIVALENTS, END OF PERIOD	$27,492	$35,602

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Target Acquisitions I, Inc. (“the Company” or “Target” or “Group”) was incorporated in Delaware on June 27, 2008.

We operate our business in China through China Jinxin, our variable interest entity which we control through a series of agreements. China Jinxin is an early stage mining company which processes iron ore at its production facility in Hebei Province. China Jinxin currently does not own any mines or hold any mining rights.

China Jinxin’s results of operations, assets and liabilities are consolidated in the Company’s financial statements from the earliest period presented.  The Group’s structure as of June 30, 2013 is as follows:

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

The consolidated interim financial information as of June 30, 2013 and for the six and three month periods ended June 30, 2013 and 2012 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2013, results of operations and cash flows for the six and three month periods ended June 30, 2013 and 2012, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Going Concern

The Company incurred a net loss of $0.78 million for the six months ended June 30, 2013. The Company also had a working capital deficit of $2.91 million as of June 30, 2013. In addition, the Company has refused to sell its iron ore concentrate to its sole customer because of the low price offered for the product.  These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is upgrading its equipment. Once the upgrading project is completed by the end of 2013, the Company will be able to resume production. Also, one shareholder of the Company indicated she will continue to fund the Company, although there is no written agreement in place and the Company currently owes $2.89 million to this shareholder.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”.  Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the six and three months ended June 30, 2013 and 2012 consisted of net loss and foreign currency translation adjustments.

Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company has no dilutive securities as of June 30, 2013.

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, the new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross-reference to other required U.S. GAAP disclosures. There is no change in the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements.  The ASU does not change the items currently reported in other comprehensive income.

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (i.e., the second quarter of 2013 for entities with calendar year-ends). The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.

As of June 30, 2013, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s interim consolidated financial statements.

3.   INVENTORY

Inventory consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Material	$16,137	$16,099
Finished goods	666,961	655,629
Total	$683,098	$671,728

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

5.   PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Building	$7,058,452	$6,938,518
Production equipment	4,153,750	4,074,421
Transportation equipment	1,248,361	1,227,149
Office equipment	100,106	98,406
Total	12,560,669	12,338,494
Less: Accumulated depreciation	(4,284,453)	(3,705,890)
Net	$8,276,216	$8,632,604

Depreciation for the six months ended June 30, 2013 and 2012 was $509,345 and $505,393, respectively. Depreciation for the three months ended June 30, 2013 and 2012 was $256,314 and $244,381, respectively.

6.   ADVANCE FROM RELATED PARTY

At June 30, 2013, the Company owed a shareholder $2,894,417 for the purchase of equipment used in construction in progress and for working capital.  The $2,894,417 will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement of January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine.  The Company had not commenced the production as of June 30, 2013.

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

Intangible assets consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Land use rights	$804,443	$790,774
Less: Accumulated amortization	(254,740)	(230,642)
Net	$549,703	$560,132

Amortization of intangible assets for the six months ended June 30, 2013 and 2012 was $19,909 and $19,717, respectively. Amortization of intangible assets for the three months ended June 30, 2013 and 2012 was $10,013 and $9,867, respectively. Annual amortization for the next five years from July 1, 2013, is expected to be: $39,800; $39,800; $39,800; $39,800 and $39,800.

8.   CONSTRUCTION IN PROGRESS

Construction in progress is for purchase of equipment and installation for future iron ore refining. The Company spent $1,196,290 for construction during the six months ended June 30, 2013, and had total construction in progress of $2,716,544 at June 30, 2013. The project is estimated to be completed by the year end of 2013.

9.   DEFERRED TAX ASSETS

Deferred tax asset is the difference between the tax and book for accrued mine restoration cost.

10.   ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at June 30, 2013 and December 31, 2012:

	2013	2012
Accrued payroll	$19,970	$12,432
Accrued audit fee	57,358	56,384
Accrued mining rights (see note 4)	71,598	70,381
Other payables	452,863	387,186
Total	$601,789	$526,383

As of June 30, 2013, other payables consisted of a short-term borrowing of $128,700 from a third party for a capital contribution to China Tongda by Real Fortune HK, which bears no interest and is payable on demand; an advance from third parties of $324,163 for the new production line construction, this advance bears no interest and will be repaid when the project is completed.  As of December 31, 2012, other payables consisted of the short-term borrowing of $128,700 from a third party for a capital contribution to China Tongda by Real Fortune HK, which bears no interest and is payable on demand, an advance from third parties of $258,486 for the new production line construction, this advance bears no interest and will be repaid when the project is completed.

NONCURRENT

Under local environmental regulations, the Company is obligated at the end of the mine’s useful life to restore and rehabilitate the land that is used in the mining operation. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire mine after extracting all the economical ore for such efforts.

The Company accrued certain mine restoration expenses based on the actual production volume during the period it mines. As of June 30, 2013 and December 31, 2012, the long term accrued mine restoration cost was $13,248 and $13,023, respectively. There was no production during the six and three months ended June 30, 2013 and 2012.

11.   PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012.  During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. As of June 30, 2013 and December 31, 2012, the Company has $890,155 and $875,030 of payable to contractors, respectively. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balances of $890,155 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company pays in full by December 31, 2014, no interest will be charged. If the Company defaults, the Company agreed to pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the six months ended June 30, 2013 and 2012:

	2013	2012
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Valuation allowance on NOL	25.0%	25%
Tax per financial statements	-%	-%

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended June 30, 2013 and 2012:

	2013	2012
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Valuation allowance on NOL	25.0%	25%
Tax per financial statements	-%	-%

Consolidated foreign pretax earnings approximated $0 for both the six months ended June 30, 2013 and 2012, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent those earnings are invested indefinitely outside the US. At June 30, 2013, $1.26 million of accumulated undistributed earnings of non-US subsidiaries was invested indefinitely. At the existing US federal income tax rate, additional taxes of approximately $114,000 would have to be provided if such earnings were remitted currently.

13. MAJOR CUSTOMER AND VENDORS

There were no sales in the six and three months ended June 30, 2013 and 2012.

The Company made a 10 year strategic contract with Handan Steel Group Company (“HSG”) a state-owned enterprise, and agreed to sell all of its output to HSG. The selling price was to be based on market prices from time to time at a level that would ensure the Company a proper profit margin. HSG agreed to purchase all the Company’s products regardless of changes in the market. The Company is economically dependent on HSG. However, due to the high demand of iron ore concentrate in China, the Company believes there are other buyers available if HSG is unable or unwilling to execute the contract. The Company had no sales in the six and three months ended June 30, 2013 or 2012 due to the upgrading of its production lines for improving the iron ore refinement and iron ore concentration rate and its continued refusal to deliver concentrate produced during 2011 due to a pricing dispute with HSG. The upgraded production line project is expected to be finished by the year end of 2013.

There were no vendors which accounted for over 10% of the Company’s total purchases for the six or three months ended June 30, 2013 and 2012.

14.   STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

15.   OPERATING RISKS

All mineral resources in China are owned by the state.  Thus, the Company’s ability to obtain iron ore is dependent upon the ability to obtain mineral rights from the relevant state authorities or purchase ore from another party that has  mining rights from the state.  It is generally not feasible to transport iron ore any significant distance before processing.  The Company has yet to obtain long term rights to any iron mine and there is no assurance the Company will be able to do so. Although the Company has extracted iron ore from the Zhuolu Mine on which the Company’s production facilities are located, the Company does not have the right to do so and can be subjected to various fines and penalties.  The Company is not able to determine the amount of fines and penalties at current stage; however, the Company believes the fine and penalty is negotiable with the authority. If the Company is not able to obtain mining rights to the Zhuolu Mine in the future, the Company will have to cease mining operations at the Zhuolu Mine and the Company will seek to acquire iron ore from third parties.  The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a company engaged in iron ore mining, processing and the production of iron ore concentrate in the People’s Republic of China (“PRC”) through our variable interest entity ("VIE"), China Jinxin. Currently, our only product is iron ore concentrate.

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

Our ability to profit from our facility is dependent upon our ability to extract and process iron ore from the Zhuolu Mine and sell the output for a price that enables us to profit.  To date, all of our sales have been made to a single customer.  We entered into a ten-year contract with this customer which expires in January 2019.  Pursuant to this agreement, we agreed to sell the customer, Handan Steel Group Company (“HSG”) all of the output from our facility, which it agreed to purchase. The price paid to us by HSG is to be determined by HSG in light of the quality of our product and market prices and is to be such that it results in a proper margin to us. Thus, our ability to profit from our current production facility over the next six years will be determined by the prices we receive from HSG.  We cannot guarantee that HSG will not offer a price below what it pays to the Company’s competitors. The lower price will reduce our profit margin. However, if we are not satisfied with the price set by HSG, we can attempt to renegotiate the price. In an effort to obtain a higher price from HSG, we have yet to deliver iron ore concentrate we produced in the fourth quarter of 2011.

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

Our current production plant can process up to 800,000 tons of iron ore every year from which we can derive approximately 300,000 tons of iron ore concentrate. However, in December 2011 we halted production to upgrade the production lines to improve their iron ore refinement and iron ore concentration rates. We estimate this upgrade will be finished by the end of 2013. Because our production lines were shut down and we did not resolve our dispute with HSG and continue to hold the concentrate produced in 2011, we generated no revenues and incurred no production costs during 2012 and 2013 to-date.  We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

There was no production for the six and three months ended June 30, 2013 and 2012.

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

To date we have been dependent upon cash advances from the shareholder of China Jinxin and cash generated from the operation of our production facilities.  If we were not to obtain sufficient iron ore for processing, it is likely our operations would cease unless this individual continue to provide sufficient funds to maintain our plant and equipment until such time as our operations could be resumed.

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

Results of Operations

Comparison of the six months ended June 30, 2013 and 2012

					Dollar		Percentage
	2013	% of Sales	2012	% of Sales	Increase (Decrease)		Increase (Decrease)
Operating expenses	$782,755	-	$838,811	-%	(56,056)		(7)%
Loss from operations	(782,755)	-	(838,811)	-%	56,056		(7)%
Other expense, net	(230)	-	(1,052)	-%	822		(78)%
Loss before income taxes	(782,985)	-	(839,863)	-%	56,878		(7)%
Income taxes (benefit)	-	-	-	-%		-	-%
Net loss	$(782,985)	-	$(839,863)	-%	$56,878		(7)%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, the Company ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. The Company installed power equipment to enable it to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future.  We also ceased production since December 2011 to upgrade our production facilities and this upgrade is continuing till to-date. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in 2011 to date.   Consequently, sales for the six months ended June 30, 2013 and 2012 were $0. We estimate the upgrade to our facilities and testing of the upgrade will be finished by the end of 2013. Therefore, the Company is not likely to resume production prior to 2014.We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

Cost of Goods Sold

Cost of goods ("COGS") sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore and iron ore concentrate.

Due to absence of sales and production for the reasons discussed above, ("COGS") for the six months ended June 30, 2013 and 2012 were $0.

Gross Profit

Because we did not have any sales and production, there was no gross profit for the six months ended June 30, 2013 and 2012.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $782,755 for six months ended June 30, 2013, compared to $838,811 for the 2012 period, a decrease of $56,056 or 7%. The slight decrease was mainly due to decreased payroll and employee welfare expenses due to temporarily layoff of the employees as a result of no sales and production during the period, and decreased audit and consulting fee compared with the 2012 period. In 2012 the Company incurred higher consulting and auditing expense for understanding the US capital market and getting readiness of being a public company as a result of the Company being public in US.

Net Loss

As a result of the lack of sales and production discussed above, the Company had a net loss of $782,985 for the six months ended June 30, 2013, compared to $839,863 for the 2012 period.

Comparison of the three months ended June 30, 2013 and 2012

					Dollar		Percentage
	2013	% of Sales	2012	% of Sales	Increase (Decrease)		Increase (Decrease)
Operating expenses	401,014	-	409,764	-%	(8,750)		(2)%
Loss from operations	$(401,014)	-	$(409,764)	-%	$8,750		(2)%
Other expense, net	(27)	-	(110)	-%	83		(75)%
Loss before income taxes	(401,041)	-	(409,874)	-%	8,833		(2)%
Income taxes (benefit)	-	-	-	-%		-	-%
Net loss	$(401,041)	-	(409,874)	-%	$8,833		(2)%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, we ceased production in December 2011 to upgrade our production facilities and this upgrade is continuing. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in December 2011.   Consequently, sales for the three months ended June 30, 2013 and 2012 were $0. We estimate the upgrade to our facilities and testing of the upgrade will be finished by the end of 2013. Therefore, the Company is not likely to resume production prior to 2014.We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

Cost of Goods Sold

COGS consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore and iron ore concentrate.

Due to absence of sales and production for the reasons discussed above, COGS for the three months ended June 30, 2013 and 2012 were $0.
Gross Profit

Because we did not have any sales and production, there was no gross profit for the three months ended June 30, 2013 and 2012.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $401,014 for three months ended June 30, 2013, compared to $409,764 for the 2012 period, a decrease of $8,750 or 2%. The slight decrease was mainly due to relatively lower audit and consulting fees compared with the 2012 period. In 2012 the Company incurred higher consulting and auditing for understanding the US capital market and getting readiness of being a public company as a result of the Company being public in US, and the Company in 2013 was able to lower its auditing and business consultation expenses as a result of budget control due to the ceases of the sales and production.
Net Loss

As a result of the lack of sales and production discussed above, the Company had a net loss of $401,041 for the three months ended June 30, 2013, compared $409,874 for the 2012 period.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured.  If the Company cannot obtain iron ore to process or is no longer able to process ore, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations.  One shareholder has indicated she will continue to fund the Company, though there is no written agreement in place and the Company currently owes $2.89 million to the shareholder.  Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

We do not anticipate significant cash expenditures in the immediate future on our current production facilities. Nevertheless, we may require working capital once we resume production at our facilities.  The shareholders of the Company verbally agreed to continue to provide cash to satisfy the Company’s working capital needs.   However, in the future, the Company intends to continue the expansion of operations by acquiring new production facilities and mines. The acquisitions will be paid for with cash or our equity securities, or combinations of both.  Failure to obtain such financing could have a material adverse effect on our business expansion.  The sale by the Company of its equity securities would dilute the interest of its current shareholders.  Further, there is no guarantee of the terms on which such an issuance would occur, if at all, would be favorable to the Company’s current shareholders.

As of June 30, 2013, cash and equivalents were $27,492, compared to $28,302 as of December 31, 2012. The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2013 and 2012, respectively.

	2013	2012
Net cash used in operating activities	$(185,652)	$(306,505)
Net cash used in investing activities	(1,205,102)	(490,103)
Net cash provided by financing activities	$1,389,467	$636,395

Net cash used in operating activities

Cash has historically been used in operations. Net cash used by operating activities was $185,652 for the six months ended June 30, 2013, compared to net cash used in operating activities of $306,505 in 2012 period. The cash outflow from operating activities for the six months ended June 30, 2013 was principally attributable to net loss from operations.

Net cash used in investing activities

Net cash used in investing activities was $1,205,102 for the six months ended June 30, 2013, compared to cash used in investing activities of $490,103 for the 2012 period. The cash outflow during the six months ended June 30, 2013 and 2012 was mainly attributable to purchases of equipment for future iron ore refining and upgrading the facilities.

Net cash provided by financing activities

Net cash provided by financing activities was $1,389,467 for the six months ended June 30, 2013, compared to $636,395 net cash provided by financing activities in 2012. The net cash provided by financing activities in the six months ended June 30, 2013 and 2012 was due to advances from one shareholder for the Company’s working capital and construction needs as a result of Company’s lack of cash inflow due to temporary cease of the production and sales.

At June 30, 2013, we had a working capital deficit of $2,914,831, an increase of $1,495,914 from the deficit at December 31, 2012 of $1,418,917 which was driven by increased advances from a shareholders in the form of loans for our construction of the iron ore refining facility as a result of our lack of sales and cash inflow. The Company had no bank loans at June 30, 2013. Our customer is a state-owned company and has good credit. Currently, there are no significant capital improvements planned for our production facilities at the Zhuolu Mine.

As of June 30, 2013, the Company had borrowed $2,894,417 from one of its shareholders for working capital and production facility construction needs.  The loan of $2,894,417 will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificate of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine.

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

The following table summarizes our contractual obligations as of June 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$890,155	$-	$890,155	$-	$-

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

Going Concern

We incurred a net loss of $0.78 million for the six months ended June 30, 2013. We also had a working capital deficit of $2.91 million as of June 30, 2013. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading our equipment. Once the upgrading project is completed, we will be able to resume production.  One shareholder has indicated she will continue to fund the Company, though there is no written agreement in place and the Company currently owes $2.89 million to the shareholder.  Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

(b) Changes in Internal Control over Financial Reporting.

Changes in Internal Controls

 There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in Item 1A "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 filed on April 15, 2013 (the “2012 Form 10-K”) and “Management's Discussion and Analysis of Financial Condition and Results of Operations”  set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

TARGET ACQUISITIONS I, INC.

Dated: August 15, 2013	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer