Form 10-Q
period 2013-09-30
Target Acquisitions I, Inc.
filed 2013-11-25
CIK 1440208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-53328

TARGET ACQUISITIONS I, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2895640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

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

At November 1, 2013, we had outstanding 8,000,100 shares of common stock.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	2013	2012

ASSETS

CURRENT ASSETS
Cash & equivalents	$28,194	$28,302
Inventory	688,580	671,728
Other receivable	4,850	4,744

Total current assets	721,624	704,774

NONCURRENT ASSETS
Property and equipment, net	8,065,368	8,632,604
Intangible assets, net	542,342	560,132
Construction in progress	4,850,938	1,092,722
Advance to suppliers for equipment	2,503,221	389,786
Deferred tax assets	3,329	3,256

Total noncurrent assets	15,965,198	10,678,499

TOTAL ASSETS	$16,686,822	$11,383,273

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$247	$239
Accrued liabilities and other payables	551,041	526,383
Income tax payable	134,467	131,528
Advance from related party	7,775,171	1,465,541

Total current liabilities	8,460,926	2,123,691

NONCURRENT LIABILITIES
Payable to contractors	894,600	875,030
Accrued expense	13,314	13,023

Total noncurrent liabilities	907,914	888,053

Total liabilities	9,368,840	3,011,744

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 8,000,100	8,000	8,000
Additional paid in capital	5,296,312	5,296,312
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	745,098	568,318
Retained earnings	711,319	1,941,646

Total stockholders' equity	7,317,982	8,371,529

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,686,822	$11,383,273

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012

Operating expenses
General and administrative	$1,229,989	$1,211,365	$447,234	$372,553

Loss from operations	(1,229,989)	(1,211,365)	(447,234)	(372,553)

Non-operating income (expenses)
Interest income	59	166	20	(3)
Interest expense	-	(918)	-	2
Financial expense	(397)	(344)	(128)	(43)

Total non-operating expenses, net	(338)	(1,096)	(108)	(44)

Loss before income tax	(1,230,327)	(1,212,461)	(447,342)	(372,597)

Net loss	(1,230,327)	(1,212,461)	(447,342)	(372,597)

Other comprehensive income
Foreign currency translation gain (loss)	176,780	(59,442)	37,784	(23,344)

Net comprehensive loss	$(1,053,547)	$(1,271,903)	$(409,558)	$(395,941)

Basic weighted average shares outstanding	8,000,100	8,000,100	8,000,100	8,000,100

Basic net loss per share	$(0.15)	$(0.15)	$(0.06)	$(0.05)

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,230,327)	$(1,212,461)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	797,668	785,656
(Increase) decrease in assets and liabilities:
Inventory	(1,810)	63
Other receivable	-	(5,958)
Advance to supplier for equipment	(2,082,162)	(193,798)
Accounts payable	-	-
Accrued liabilities and other payables	15,594	171,483

Net cash used in operating activities	(2,501,037)	(455,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(3,693,763)	(778,068)
Acquisition of property, plant & equipment	(15,519)	(25,618)

Net cash used in investing activities	(3,709,282)	(803,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	6,209,586	1,093,715

Net cash provided by financing activities	6,209,586	1,093,715

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	625	(615)

NET DECREASE IN CASH & EQUIVALENTS	(108)	(165,601)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	28,302	196,116

CASH & EQUIVALENTS, END OF PERIOD	$28,194	$30,515

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

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

China Jinxin’s results of operations, assets and liabilities are consolidated in the Company’s financial statements from the earliest period presented. The Group’s structure as of September 30, 2013 is as follows:

Through contractual arrangements among China Tongda and China Jinxin, and its shareholders, the Company controls China Jinxin’s operations and financial affairs. As a result of these agreements, China Tongda is considered the primary beneficiary of China Jinxin (see Note 2) and accordingly, China Jinxin’s results of operations and financial condition are consolidated in the Group financial statements. All issued and outstanding shares of China Jinxin are held by 15 Chinese citizens.

The consolidated interim financial information as of September 30, 2013 and for the nine and three month periods ended September 30, 2013 and 2012 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2013, results of operations and cash flows for the nine and three month periods ended September 30, 2013 and 2012, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Going Concern

The Company incurred a net loss of $1.23 million for the nine months ended September 30, 2013. The Company also had a working capital deficit of $7.74 million as of September 30, 2013. In addition, the Company has refused to sell its iron ore concentrate to its sole customer because of the low price offered. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is upgrading its equipment. Once the upgrading project is completed by the end of 2013, the Company will be able to resume production. Also, one shareholder of the Company indicated she will continue to fund the Company, although there is no written agreement in place and the Company currently owes $7.78 million to this shareholder.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income (loss) for the nine and three months ended September 30, 2013 and 2012 consisted of net loss and foreign currency translation adjustments.

Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company has no dilutive securities as of September 30, 2013.

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

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years. The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.

As of September 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s interim consolidated financial statements.

3. INVENTORY

Inventory consisted of the following at September 30, 2013 and December 31, 2012:
	2013	2012
Material	$18,289	$16,099
Finished goods	670,291	655,629
Total	$688,580	$671,728

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

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2013 and December 31, 2012:
	2013	2012
Building	$7,093,698	$6,938,518
Production equipment	4,181,233	4,074,421
Transportation equipment	1,254,595	1,227,149
Office equipment	100,607	98,406
Total	12,630,133	12,338,494
Less: Accumulated depreciation	(4,564,765)	(3,705,890)
Net	$8,065,368	$8,632,604

Depreciation for the nine months ended September 30, 2013 and 2012 was $767,675 and $756,150, respectively. Depreciation for the three months ended September 30, 2013 and 2012 was $258,330 and $250,834, respectively.

6. ADVANCE FROM RELATED PARTY

At September 30, 2013, the Company owed a shareholder $7,775,171 for the purchase of equipment used in construction in progress and for working capital. The $7,775,171 will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement of January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. The Company had not commenced production as of September 30, 2013.

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

Intangible assets consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Land use rights	$808,460	$790,774
Less: Accumulated amortization	(266,118)	(230,642)
Net	$542,342	$560,132

Amortization of intangible assets for the nine months ended September 30, 2013 and 2012 was $29,992 and $29,506, respectively. Amortization of intangible assets for the three months ended September 30, 2013 and 2012 was $10,083 and $9,808, respectively. Annual amortization for the next five years from October 1, 2013, is expected to be: $39,990; $39,990; $39,990; $39,990 and $39,990.

8. CONSTRUCTION IN PROGRESS

Construction in progress is for purchase of equipment and installation for future iron ore refining. The Company spent $3,693,763 for construction during the nine months ended September 30, 2013, and had total construction in progress of $4,850,938 at September 30, 2013. The project is estimated to be completed by the year end of 2013.

9. DEFERRED TAX ASSETS

Deferred tax asset is the difference between the tax and book for accrued mine restoration cost.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at September 30, 2013 and December 31, 2012:
	2013	2012
Accrued payroll	$19,736	$12,432
Accrued audit fee	-	56,384
Accrued mining rights (see note 4)	71,955	70,381
Other payables	459,350	387,186
Total	$551,041	$526,383

As of September 30, 2013, other payables consisted of a short-term borrowing of $128,700 from a third party for a capital contribution to China Tongda by Real Fortune HK, which bears no interest and is payable on demand; an advance from third parties of $330,650 for the new production line construction, this advance bears no interest and will be repaid when the project is completed. As of December 31, 2012, other payables consisted of the short-term borrowing of $128,700 from a third party for a capital contribution to China Tongda by Real Fortune HK, which bears no interest and is payable on demand, an advance from third parties of $258,486 for the new production line construction, this advance bears no interest and will be repaid when the project is completed.

NONCURRENT

Under local environmental regulations, the Company is obligated at the end of the mine’s useful life to restore and rehabilitate the land that is used in the mining operation. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire mine after extracting all the economical ore for such efforts.

The Company accrued certain mine restoration expenses based on the actual production volume during the period it mines. As of September 30, 2013 and December 31, 2012, the long term accrued mine restoration cost was $13,314 and $13,023, respectively. There was no production during the nine and three months ended September 30, 2013 and 2012.

11. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. As of September 30, 2013 and December 31, 2012, the Company has $894,600 and $875,030 of payable to contractors, respectively. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balances of $890,155 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company pays in full by December 31, 2014, no interest will be charged. If the Company defaults, the Company agreed to pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2013 and 2012:
	2013	2012
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Valuation allowance on NOL	25.0%	25%
Tax per financial statements	-%	-%

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended September 30, 2013 and 2012:
	2013	2012
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Valuation allowance on NOL	25.0%	25%
Tax per financial statements	-%	-%

Consolidated foreign pretax loss approximated $(1.23) million and $1.21 million for the nine months ended September 30, 2013 and 2012, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent those earnings are invested indefinitely outside the US.

13. MAJOR CUSTOMER AND VENDORS

There were no sales in the nine and three months ended September 30, 2013 and 2012.

The Company made a 10 year contract with Handan Steel Group Company (“HSG”) a state-owned enterprise, and agreed to sell all of its output to HSG. The selling price was to be based on market prices from time to time at a level that would ensure the Company a proper profit margin. HSG agreed to purchase all the Company’s products regardless of changes in the market. The Company is economically dependent on HSG. However, due to the high demand of iron ore concentrate in China, the Company believes there are other buyers available if HSG is unable or unwilling to execute the contract. The Company had no sales in the nine and three months ended September 30, 2013 or 2012 due to the upgrading of its production lines for improving the iron ore refinement and iron ore concentration rate and its continued refusal to deliver concentrate produced during 2011 due to a pricing dispute with HSG. The upgraded production line project is expected to be finished by the year end 2013.

There were no vendors which accounted for over 10% of the Company’s total purchases for the nine or three months ended September 30, 2013 and 2012.

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

There was no production for the nine and three months ended September 30, 2013 and 2012.

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

Results of Operations

Comparison of the nine months ended September 30, 2013 and 2012
					Dollar		Percentage
	2013	% of Sales	2012	% of Sales	Increase (Decrease)		Increase (Decrease)
Operating expenses	$1,229,989	-	$1,211,365	-%	18,624		1.5%
Loss from operations	(1,229,989)	-	(1,211,365)	-%	(18,624)		1.5%
Other expense, net	(338)	-	(1,096)	-%	758		(69)%
Loss before income taxes	(1,230,327)	-	(1,212,461)	-%	(17,866)		1.5%
Income taxes (benefit)	-	-	-	-%		-	-%
Net loss	$(1,230,327)	-	$(1,212,461)	-%	$(17,866)		1.5%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, the Company ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. The Company installed power equipment to enable it to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future. We also ceased production since December 2011 to upgrade our production facilities and this upgrade is continuing till to-date. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in 2011 to date. Consequently, sales for the nine months ended September 30, 2013 and 2012 were $0. We estimate the upgrade to our facilities and testing of the upgrade will be finished by the end of 2013. Therefore, the Company is not likely to resume production prior to 2014.We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

Cost of Goods Sold

Cost of goods ("COGS") sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore and iron ore concentrate.
Due to absence of sales and production for the reasons discussed above, ("COGS") for the nine months ended September 30, 2013 and 2012 were $0.

Gross Profit

Because we did not have any sales and production, there was no gross profit for the nine months ended September 30, 2013 and 2012.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.
Operating expenses were $1,229,989 for the nine months ended September 30, 2013, compared to $1,211,365 for the 2012 period, an increase of $18,624 or 1.5%. The slight increase was mainly due to increased electricity expense as a result of paying capacity increase fee of $3,200 per month and an one time compensation of $64,000 to the local electricity company for not fully utilizing the power supply line due to no operation, despite we had decreased audit, legal and consulting fee in the nine months ending September 30, 2013 comparing with the same period of 2012.

Net Loss

As a result of the lack of sales and production discussed above, the Company had a net loss of $1,230,327 for the nine months ended September 30, 2013, compared to $1,212,461 for the 2012 period.

Comparison of the three months ended September 30, 2013 and 2012
					Dollar	Percentage
	2013	% of Sales	2012	% of Sales	Increase (Decrease)	Increase (Decrease)
Operating expenses	447,234	-	372,553	-%	74,681	20%
Loss from operations	$(447,234)	-	$(372,553)	-%	$(74,681)	20%
Other expense, net	(108)	-	(44)	-%	(64)	145%
Loss before income taxes	(447,342)	-	(372,597)	-%	(74,745)	20%
Income taxes (benefit)	-	-	-	-%	-	-%
Net loss	$(447,342)	-	(372,597)	-%	$(74,745)	20%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, we ceased production in December 2011 to upgrade our production facilities and this upgrade is continuing. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in December 2011. Consequently, sales for the three months ended September 30, 2013 and 2012 were $0. We estimate the upgrade to our facilities and testing of the upgrade will be finished by the end of 2013. Therefore, the Company is not likely to resume production prior to 2014.We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

Cost of Goods Sold

COGS consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore and iron ore concentrate.
Due to absence of sales and production for the reasons discussed above, COGS for the three months ended September 30, 2013 and 2012 were $0.

Gross Profit

Because we did not have any sales and production, there was no gross profit for the three months ended September 30, 2013 and 2012.
Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $447,234 for three months ended September 30, 2013, compared to $372,553 for the 2012 period, an increase of $74,681 or 20%. The increase was mainly due to increased electricity expense as a result of paying capacity increase fee of $3,200 per month and an one time compensation of $64,000 to the local electricity company for not fully utilizing the power supply line due to no operation.

Net Loss

As a result of the lack of sales and production discussed above, the Company had a net loss of $447,342 for the three months ended September 30, 2013, compared $372,597 for the 2012 period.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured. If the Company cannot obtain iron ore to process or is no longer able to process ore, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations. One shareholder has indicated she will continue to fund the Company, though there is no written agreement in place and the Company currently owes $7.78 million to the shareholder. Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

As of September 30, 2013, cash and equivalents were $28,194, compared to $28,302 as of December 31, 2012. The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2013 and 2012, respectively.
	2013	2012
Net cash used in operating activities	$(2,501,037)	$(455,015)
Net cash used in investing activities	(3,709,282)	(803,686)
Net cash provided by financing activities	$6,209,586	$1,093,715

Net cash used in operating activities

Cash has historically been used in operations. Net cash used by operating activities was $2,501,037 for the nine months ended September 30, 2013, compared to net cash used in operating activities of $455,015 in 2012 period. The cash outflow from operating activities for the nine months ended September 30, 2013 was principally attributable to net loss from operations and increased advances to suppliers.

Net cash used in investing activities

Net cash used in investing activities was $3,709,282 for the nine months ended September 30, 2013, compared to cash used in investing activities of $803,686 for the 2012 period. The cash outflow during the nine months ended September 30, 2013 and 2012 was mainly attributable to purchases of equipment and construction in progress for installation for future iron ore refining system.

Net cash provided by financing activities

Net cash provided by financing activities was $6,209,586 for the nine months ended September 30, 2013, compared to $1,093,715 net cash provided by financing activities in 2012. The net cash provided by financing activities in the nine months ended September 30, 2013 and 2012 was due to advances from one shareholder for the Company’s working capital and construction needs as a result of Company’s lack of cash inflow due to temporary cease of the production and sales.

At September 30, 2013, we had a working capital deficit of $7,739,302, an increase of $6,320,385 from the deficit at December 31, 2012 of $1,418,917 which was driven by increased advances from a shareholders in the form of loans for our construction of the iron ore refining facility as a result of our lack of sales and cash inflow. The Company had no bank loans at September 30, 2013. Our customer is a state-owned company and has good credit. Currently, there are no significant capital improvements planned for our production facilities at the Zhuolu Mine.

As of September 30, 2013, the Company had borrowed $7,775,171 from one of its shareholders for working capital and production facility construction needs. The loan of $7,775,171 will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificate of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine.

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

The following table summarizes our contractual obligations as of September 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.
	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$894,600	$-	$894,600	$-	$-

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

Emerging Growth Company

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

Going Concern

We incurred a net loss of $1.23 million for the nine months ended September 30, 2013. We also had a working capital deficit of $7.74 million as of September 30, 2013. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading our equipment. Once the upgrading project is completed, we will be able to resume production. One shareholder has indicated she will continue to fund the Company, though there is no written agreement in place and the Company currently owes $7.78 million to the shareholder. Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

(b) Changes in Internal Control over Financial Reporting.

Changes in Internal Controls

There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

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

TARGET ACQUISITIONS I, INC.

Dated: November 22, 2013	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer