Form 10-K
period 2013-12-31
Target Acquisitions I, Inc.
filed 2014-04-16
CIK 1440208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2013, none of the outstanding shares of the registrant's common stock was held by non-affiliates. Furthermore there was no trading market for the common stock on that date.

As of March 1, 2014, we had outstanding 13,100,100  shares of common stock.

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

China Jinxin is engaged in iron ore processing and the production of iron ore concentrate. China Jinxin has an iron ore concentrate production line with an annual capacity of 300,000 tons and associated plant and office buildings (hereinafter collectively referred to as the "production facilities"). The production facilities are located in Zhuolu County, Zhangjiakou City, Hebei Province, China. Construction of the production facilities commenced in May 2007 and was completed in February 2010.  In December 2011, the Company halted production to upgrade the production lines at the facility to improve iron ore refinement and increase the iron ore concentration rate. As a result of recent design changes, the Company now anticipates the upgrade will be completed in July 2014 and production will be resumed in September 2014.

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

Recent Developments

On January 17, 2014, we entered into a series of substantially identical agreements (“Share Purchase Agreements”) with Jiazhen Liu, Changkui Zhu, Dongli Sun, Meijie Wang and Xingwang Shao, the shareholders of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) pursuant to which we acquired the right to acquire 100% of the outstanding shares of China Huaxin.  The consideration to be paid to the shareholders of China Huaxian (the “Shareholders”) for their interests consisted, in the aggregate, of 10 million RMB, or US$1.65 million,  and 5.1 million newly issued  shares of our common stock.

China Tongda, our wholly-owned Chinese subsidiary, filed a notice of transfer with respect to the change of ownership of China Huaxin with the local company registration authority which was approved in January 2014.

To consummate the acquisition of China Huaxin, in a private placement completed on January 20, 2014, we issued to three Chinese investors our 4% convertible promissory notes due June 30, 2014  in the aggregate face amount of 10 million RMB, or US$1.65 million (the “Notes”).  The Notes bear interest at the rate of 4% per annum and the face amount of the Notes  is convertible into shares of our common stock at an effective conversion price of $11.11 per RMB or US $1.79 per share, with accrued interest payable in cash.

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Heibei Province PRC. The business of the company will be to produce and sell Direct Reduced Iron (DRI) produced using advanced reduction rotary kiln technology with iron sand as the principal raw material.  China Huaxin intends to import iron sands from New Zealand, Australia, Indonesia and the Philippines. To date China Huaxin has conducted no business activities other than construction of its DRI production facility (the “DRI Facility”) in Haixing County, Hebei Provice, about 50 km from the nearest port. The total amount expended to construct the DRI Facility, inclusive of both hard and soft costs, was approximately 244,270,000 RMB  or US $39 million and China Huaxin currently has liabilities of approximately 233,470,000 RMB or US$38 million.  Construction of the DRI Facility has been completed and trial production is scheduled to commence within thirty (30) days.

‘Reduced iron’ derives its name from the chemical change that iron ore undergoes when it is heated in a furnace at high temperatures in the presence of hydrocarbon-rich gasses. ‘Direct reduction’ refers to processes which reduce iron oxides to metallic iron below the melting point of iron. The product of such solid state processes are called direct reduced iron (DRI). The Company’s DRI Facility is projected to produce DRI with an iron grade of over 92%.

The Company’s DRI Facility occupies an area of 200,000 m.2    The DRI Facility occupies 60,000 m2, of land and there is a raw material storage area of 14,000 m2 with a 100,000 ton storage capacity, a workshop area of 4500 m2, a water storage pool of 4000m3 to supplement water supplies, and an office building of 2,400 m2. The plant design is intended to permit the processing of 2,000,000 tons of iron sand per annum with an annual output capacity of 1,000,000 tons of DRI.

The equipment installed in the DRI Facility includes 2 sets of Rotary Kilns that are 36m each in length and capable of processing 6000 tons of raw material per day, and 3 sets of Gas Furnaces to produce carbon monoxide for use in the reduction process. The equipment also includes 6 sets of Grinding Equipment and 3 sets of Wet Magnetic Separation Machineries with processing capacity of 7200 tons per day. In addition there are 30 sets of Hydraulic Machines with a capacity of 5,000 tons per day to press block the finished product

Our Corporate History and Background

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

Acquisition of China Huaxin

On January 17, 2014, we entered into a series of substantially identical agreements (“Share Purchase Agreements”) with the shareholders of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) pursuant to which we acquired the right to acquire 100% of the outstanding shares of China Huaxin.  The consideration to be paid to the shareholders of China Huaxian (the “Shareholders”) for their interests consisted, in the aggregate, of 10 million RMB and 5,100,000 shares of our common stock.  China Tongda, our wholly-owned Chinese subsidiary, filed a notice of transfer with respect to the change of ownership of China Huaxian with the local company registration authority which was approved in January 2014.

Unlike China Jinxin, which we control through the VIE Agreements, China Huaxin is directly owned by China Tongda, our wholly owned subsidiary.

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

Our Production Facilities

China Jinxin has an iron ore concentrate production line with an annual capacity of 300,000 tons and associated plant and office buildings (hereinafter collectively referred to as "production facilities") in Zhangjiakou, Hebei Province (coordinates of N 40°16’-40°17’, E 115°16’~117°17’). The production facilities include  a crushing line, a magnetic separation facility, a tailing disposal line and electric transformers.  China Jinxin started building its facilities in May 2007 and started production in March 2010.  During the six months of 2010 during which our plant was in operation and the seven months of 2011 during which we processed iron ore, we processed 397,860 tons and 326,293 tons, respectively, of crude iron ore from which we recovered 110,569 tons and 70,440 tons, respectively, of iron ore concentrate. In December 2011, the Company halted production to upgrade the production lines at the facility to improve iron ore refinement and increase the iron ore concentration rate. As a result of recent design changes, the Company expects the project to be completed in July 2014, and production to be resumed in September 2014. China Jinxin’s production facilities were constructed on the surface of a portion of the Zhuolu Mine. The Zhuolu Mine is currently state-owned.  The local Zhuolu county government is in the process of registering the Zhuolu Mine with the State Department of Land and Resources of Hebei Province and once such process is completed, the rights to explore the mine will be granted by the Province to the Zhuolu County government and then it will be in a position to grant mining rights to a mining and exploration company through public bidding.

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

China Jinxin successively obtained temporary manufacturing licenses for metallurgical mineral production from Zhangjiakou City on March 22, 2009, March 23, 2010, January 1, and December 30, 2011, respectively.  The Company's license has been extended and it is valid from December 29, 2011 to December 28, 2014. The licenses permit China Jinxin to produce only metallic iron and no other metals. The right to grant manufacturing licenses is held by Zhangjiakou City and if the Company receives the mining rights on Zhuolu Mine, it intends to apply for a permanent manufacturing license which, if granted, will have a term of three years.

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

China Huaxin has constructed a DRI production facility (the “DRI Facility”) in Haixing County, Hebei Province, about 50 km from the nearest port. The total amount expended to construct the DRI Facility, inclusive of both hard and soft costs, was approximately 244,270,000 RMB  or US $39 million.  This DRI Facility will produce direct reduced iron using advanced reduction rotary kiln technology with iron sand as the principal raw material.  China Huaxin intends to import iron sands from New Zealand, Australia, Indonesia and the Philippines.

‘Reduced iron’ derives its name from the chemical change that iron ore undergoes when it is heated in a furnace at high temperatures in the presence of hydrocarbon-rich gasses. ‘Direct reduction’ refers to processes which reduce iron oxides to metallic iron below the melting point of iron. The product of such solid state processes are called direct reduced iron (DRI). The Company’s DRI Facility is projected to produce DRI with an iron grade of over 92%.

The Company’s DRI Facility occupies an area of 200,000 m.2    The DRI Facility occupies 60,000 m2, of land and there is a raw material storage area of 14,000 m2 with a 100,000 ton storage capacity, a workshop area of 4500 m2, a water storage pool of 4000m3 to supplement water supplies, and an office building of 2,400 m2. The plant design is intended to permit the processing of 2,000,000 tons of iron sand per annum with an annual output capacity of 1,000,000 tons of DRI.

The equipment installed in the DRI Facility includes 2 sets of Rotary Kilns that are 36m each in length and capable of processing 6000 tons of raw material per day, and 3 sets of Gas Furnaces to produce carbon monoxide for use in the reduction process. The equipment also includes 6 sets of Grinding Equipment and 3 sets of Wet Magnetic Separation Machineries with processing capacity of 7200 tons per day. In addition there are 30 sets of Hydraulic Machines with a capacity of 5,000 tons per day to press block the finished product

Our Products

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

Although we have ceased mining while we upgrade our facilities, the authorities in Hebei know we have mined iron ore in excess of what we were permitted to mine when constructing our facilities and have taken no action to halt our activities.  In any event we will seek to acquire iron ore from third parties due to the uncertainty over our ability to extract ore from the Zhuolu Mine.  The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

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

If we do not obtain mining rights to the Zhuolu Mine in the foreseeable future, we will seek to acquire iron ore from third parties.  The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.  The Company is currently in the process of applying for mining rights, and expects to be granted rights in late 2013, though there is no assurance that such rights will be obtained.

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

We obtain gas and diesel fuel from local gas stations and incurred costs of RMB 399,292 ($63,000)  and RMB 617,536 ($101,286) for 2012 and 2013, respectively.  We also purchase spare parts from a local supplier, NanguoTengfei Ore Machinery Co., Ltd., and our costs for spare parts were RMB 71,230 ($11,000) and RMB 0 ($0) for 2012 and 2013, respectively. We believe there are a number of suppliers of each of the items we need available to us and do not anticipate any material shortages.

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

Research and Development

We had no research and development expenses in 2012 or 2013. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

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

China Jinxin obtained and then renewed our annual basis temporary metallurgical mineral production licenses issued by Zhangjiakou Metallurgical and Mineral Industrial Administration Agency.  The current temporary license expires on February 26, 2015. China Jinxin intends to apply to the Hebei Provincial Government for a formal metallurgical mineral production license after obtaining its mining rights. There can be no assurance China Jinxin will be able to obtain a formal metallurgical production license.  The failure to obtain the licenses necessary to continue to operate would have a material adverse effect on our operations and financial results.

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

China Jinxin leases 15.80 hectares of land, on which it built its production facilities and office buildings for a term ending in December 2026.  China Jinxin constructed five houses on its land.  Pursuant to the certificates of ownership, the total area is 9,755 square meters. The valid period of the land use right corresponding to 9,646 square meters terminated on August 30, 2009, and the Company is in the process of renewing such land use right. The balance terminates on March 6, 2015. There can be no assurance we will be able to renew our leases upon expiration of their current terms.

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

Changkui Zhu is our chief executive officer.   Mr. Zhu also is an officer and  certain of our other shareholders owning in excess of five percent of our outstanding shares also are   shareholders of China Jinxin (the “China Jinxin Shareholders”) .  There could be conflicts that arise from time to time between our interests and the interests of Mr. Zhu or the China Xinxix Shareholders.. There could also be conflicts that arise between us and China Jinxin that would require our shareholders and China Jinxin’s shareholders to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that the China Jinxin Shareholders will vote their shares in our best interest or otherwise act in the best interests of our company.  If Mr. Zhu or the China Jinxin Shareholders fail to act in our best interests, our operating performance and future growth could be adversely affected.

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

Jiazhen Liu owns approximately 35.79% of our outstanding shares and as of December 31, 2013 we are indebted to her in the amount of $9,466,133. In addition, Mr. Changqing Han owns approximately 12.29% of our outstanding shares and three other former shareholders of Real Fortune BVI each own between 7% and 8% of our outstanding shares.  As a result, Ms. Liu, Mr. Han and the other former shareholders of Real Fortune BVI have significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. As a result of this concentration of ownership, you and our other shareholders, acting alone, do not have the ability to determine the outcome of matters requiring shareholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage, delay or thwart efforts by third parties to take-over or effect a change in control of our company which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company, and may limit the price that investors are willing to pay for our common stock.

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

China Jinxin has constructed five houses at its production facilities. Pursuant to the certificates of ownership, the total area of the houses is 9,755 square meters. The valid period of the corresponding land use right as to 9,646 square meters terminated on August 30, 2009, and the Company is in the process of renewing such land use right. The balance terminates on March 6, 2015.  The houses are used as residences by some of our employees which work at the facilities and as offices and guest facilities.   Although the valid period of the corresponding land right terminated as to 9,646 square meters on August 30, 2009, and the Company is in the process of renewing such land use right. The balance terminates on March 6, 2015, we have continued to use the houses without interruption and anticipate that such use will not be interrupted so long as we hold a temporary or permanent license to use our production facilities.  Because the use of the houses is not relevant to the production of iron ore concentrate, the loss of the use of our houses would not have a material adverse impact on our operations.

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

Holders

As of March 1, 2014, there were approximately 20 stockholders of record of our common stock.

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

Sales of Unregistered Securities

Except as previously reported in our Form 10-Qs and Form 8-Ks filed during, or with respect to events occurring during the fourth quarter of 2013, we did not issue or sell any unregistered securities during the fourth quarter of 2013.

Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our shareholders during the fourth quarter of 2013.

Item 6	Selected Financial Data.

This item does not apply to smaller reporting companies.

Item 7	Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Overview

We are a company engaged in iron processing and the production of iron ore concentrate in the People’s Republic of China (“PRC”) through our variable interest entity ("VIE"), China Jinxin. Recently we acquired a direct reduced iron production facility in Haixing County, Hebei Province. To date, our only product has been iron ore concentrate produced at our original facility located at the Zhuolu Mine.

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

In January 2014, we acquired 100% of the outstanding shares of China Huaxin. The consideration paid to the shareholders of China Huaxin consisted, in the aggregate, of 10 million RMB and 5,100,000 shares of our common stock.  Unlike China Jinxin, which we control through the VIE Agreements, China Huaxin is directly owned by China Tongda, our wholly owned subsidiary.

Status of Production

Through China Huaxian we own a direct reduced iron production facility which was recently constructed at a cost of approximately US $39 million.  This plant has yet to commence operations.

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

Our current production plant can process up to 800,000 tons of iron ore every year from which we can derive approximately 300,000 tons of iron ore concentrate. However, in December 2011 we halted production to upgrade the production lines to improve their iron ore refinement and iron ore concentration rates. We estimate this upgrade will be finished by July 2014. Because our production lines were shut down and we did not resolve our dispute with HSG and continue to hold the concentrate produced in 2011, we generated no revenues and incurred no production costs during 2012 and 2013. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

There was no production for the years ended December 31, 2013 and 2012.

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

To date we have been dependent upon cash advances from one of the shareholder of the Company,. If we were not to obtain sufficient iron ore for processing, it is likely our operations would cease unless this shareholder continue to provide sufficient funds to maintain our plant and equipment until such time as our operations could be resumed.

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

Results of Operations

Comparison of the year ended December 31, 2013 and 2012
					Dollar	Percentage
	2013	% of Sales	2012	% of Sales	Increase (Decrease)	Increase (Decrease)
Operating expenses	$1,902,271	-	$1,649,372	-%	252,899	15%
Loss from operations	(1,902,271)	-	(1,649,372)	-%	252,899	15%
Other expense, net	(388)	-	(1,117)	-%	(729)	(65)%
Loss before income taxes	(1,902,659)	-	(1,650,489)	-%	252,170	15%
Income tax benefit	-	-	(8,388)	-%	(8,388)	100%
Net loss	$(1,902,659)	-	$(1,642,101)	-%	$260,558	16%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, we ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. We installed power equipment to enable it to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future. We also ceased production since December 2011 to upgrade our production facilities and this upgrade is continuing. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in 2011. Consequently, sales for the years ended December 31, 2013 and 2012 were $0. We estimate the upgrade to our facilities and testing of the upgrade will be finished by July 2014. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

Cost of Goods Sold

Cost of goods ("COGS") sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore and iron ore concentrate.

Due to absence of sales and production for the reasons discussed above, ("COGS") for the years ended December 31, 2013 and 2012 were $0.

Gross Profit

Because we did not have any sales and production, there was no gross profit for the years ended December 31, 2013 and 2012.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $1,902,271 for the year ended December 31, 2013, compared to $1,649,372 for the 2012 period, an increase of $252,899 or 15%. The  increase was mainly due to increased electricity expense as a result of paying capacity increase fee of $3,200 per month starting from September 2012, and a one time fee of $64,000 to the local electricity company for not fully utilizing the power supply line due to no operation, as well as increased payroll and related social security expenses, and maintenance fee resulting from overall inflation in China in the year ended December 31, 2013 comparing with the same period of 2012.

Net Loss

As a result of the lack of sales and production discussed above, the Company had a net loss of $1,902,659 for the year ended December 31, 2013, compared to $1,642,101 for the year 2012.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured. If the Company cannot obtain iron ore to process or is no longer able to process ore, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations. One shareholder has indicated she will continue to fund the Company, though there is no written agreement in place and the Company currently owes $9.47 million to the shareholder. Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

Other than current construction in progress, which will be funded by one of the Company’s shareholder, we do not anticipate significant cash expenditures in the immediate future on our current production facilities. Nevertheless, we may require working capital once we resume production at our facilities. The shareholders of the Company verbally agreed to continue to provide cash to satisfy the Company’s working capital needs. However, in the future, the Company intends to continue the expansion of operations by acquiring new production facilities and mines. The acquisitions will be paid for with cash or our equity securities, or combinations of both. Failure to obtain such financing could have a material adverse effect on our business expansion. The sale by the Company of its equity securities would dilute the interest of its current shareholders. Further, there is no guarantee of the terms on which such an issuance would occur, if at all, would be favorable to the Company’s current shareholders.

As of December 31, 2013, cash and equivalents were $27,310, compared to $28,302 as of December 31, 2012. The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2013 and 2012, respectively.

	2013	2012
Net cash used in operating activities	$(960,913)	$(1,191,972)
Net cash used in investing activities	(6,846,075)	(1,306,160)
Net cash provided by financing activities	$7,805,155	$2,330,559

Net cash used in operating activities

Cash has historically been used in operations. Net cash used by operating activities was $960,913 for the year ended December 31, 2013, compared to net cash used in operating activities of $1,191,972 in 2012 period. The less cash outflow from operating activities for the year ended December 31, 2013 was principally attributable less payment made for accrued expenses and other payables.

Net cash used in investing activities

Net cash used in investing activities was $6,846,075 for the year ended December 31, 2013, compared to cash used in investing activities of $1,306,160 for the 2012 period. The increased cash outflow during the year ended December 31, 2013 and 2012 was mainly attributable to purchases of equipment and construction in progress for installation for future iron ore refining system.  We paid $6.19 million for construction in progress and $0.64 million for advance to suppliers for construction in the year ended December 31, 2013, comparing with $0.89 million for construction in progress and $0.39 million for advance to suppliers for construction in the year ended December 31, 2012.

Net cash provided by financing activities

Net cash provided by financing activities was $7,805,155 for the year ended December 31, 2013, compared to $2,330,559 net cash provided by financing activities in 2012. The net cash provided by financing activities in the years ended December 31, 2013 and 2012 was due to advances from one shareholder for the Company’s working capital and construction needs as a result of Company’s lack of cash inflow due to temporary cease of the production and sales.

At December 31, 2013, we had a working capital deficit of $10,387,634, an increase of $8,968,717 from the deficit at December 31, 2012 of $1,418,917 which was driven by increased advances from a shareholder in the form of loans for our construction of the iron ore refining facility as a result of our lack of sales and cash inflow. The Company had no bank loans at December 31, 2013 and 2012. Our customer is a state-owned company and has good credit. Currently, there are no significant capital improvements planned for our production facilities at the Zhuolu Mine.

As of December 31, 2013, the Company had borrowed $9,466,133 from one of its shareholders for working capital and production facility construction needs. The loan of $9,466,133 will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificate of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine.

To consummate the acquisition of China Huaxin, in January 2014 we completed a private placement whereby we issued to three Chinese investors our 4% convertible promissory notes in the aggregate face amount of 10 million RMB (the “Notes”).  The Notes bear interest at the rate of 4% per annum and the principal amount is convertible into shares of our common stock at an effective conversion price of 11.11 RMB or US $1.79 per share.   In addition to the repayment of the Notes, we will require additional working capital to bring the DRI production facility owned by China Huaxian on-line and commence production.

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

The following table summarizes our contractual obligations as of December 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$902,098	$902,098	$	$-	$-

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

Going Concern

We incurred a net loss of $1.90 million for the year ended December 31, 2013. We also had a working capital deficit of $10.39 million as of December 31, 2013. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading our equipment. Once the upgrading project is completed, we will be able to resume production. One shareholder has indicated she will continue to fund the Company, though there is no written agreement in place and the Company currently owes $9.47 million to the shareholder. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

None

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

At December 31, 2013, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2013, such disclosure controls and procedures were not effective.  This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Our management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2013. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that since our financial and accounting staff are not familiar with US GAAP and we need to engage an outside consultant to convert our financial statements prepared in accordance with PRC GAAP into US GAAP, and because of certain other deficiencies in the design or operation of our internal control over financial reporting, our internal controls over financial reporting were not effective as of December 31, 2013.

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

Changes in Internal Controls

As discussed above, since the acquisition of Real Fortune BVI, we have taken steps to ensure that our financial statements, currently prepared under the supervision of our Chief Financial Officer in PRC GAAP, are in accordance with US GAAP, specifically our hiring of a US accounting firm to work with our PRC accounting personnel and management to convert our books and records to US GAAP and prepare our financial statements. There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

Item 9B	Other Information. None

PART III

Item 10	Directors And Executive Officers And Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Changkui Zhu	51	Director and Chief Executive Officer
Zhengting Deng	48	Director and Chief Financial Officer

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

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2013 and currently no compensation arrangements are in place for the compensation of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us, we believe that during 2013 all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

Item 11 Executive Compensation.

The following table sets forth information concerning compensation awarded to, earned by or paid to the chief executive officer of Target Acquisitions I, Inc. and the chief executive officer of China Jinxin for services rendered in all capacities during the periods indicated. No other executive officer of Target Acquisitions I, Inc. or China Jinxin received total annual salary and bonus compensation in excess of $100,000 for the year ended December 31, 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Changkui Zhu, Chief Executive Officer *	2013	-	-	-
	2012	0	-	0
___
* Due to the lack of production in 2013 and 2012, the executives of the Company decided to forego any compensation for those years.

Summary of Employment Agreements and Material Terms

Prior to our acquisition of Real Fortune BVI, China Jinxin, our operating affiliate was a private limited company organized under the laws of the PRC, and in accordance with PRC regulations, the salary of our executives was determined by our shareholders.  In addition, each employee is required to enter into an employment agreement.  Accordingly, all our employees, including management, have executed our employment agreement.  Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus.  Mr. Changkui Zhu’s employment agreement has been renewed on December 28, 2013, it provides for an annual salary of RMB 42,000 ($6,759), it terminates on December 31, 2018. Mr. Zhengting Deng’s employment agreement has been renewed on December 28, 2013, it provides for annual salary of RMB 49,200 ($7,917), and it terminates on December 31, 2018.

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

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2013, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash. Our current officers and directors also serve as the officers of China Jinxin, a private company in China. It is likely that we will need to attract new individuals to serve as officers and directors of our Company and that the compensation to be paid to these individuals will be greater than that previously paid to the management of China Jinxin.   Further, as a public company, we might adopt incentive plans, including stock and option plans, in order to compensate management for services rendered to the Company.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 1, 2014 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.  Subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. As of March 1, 2014, we had outstanding 13,100,100 shares of common stock.

Name of Shareholder	Amount and Nature of Beneficial Ownership	Percent
Our Directors and Executive Officers:
Changkui Zhu, CEO Section 1, Apt.202, Shenlan Apartment Building 2, Xihu Rd., Nankai District, Tianjin, China	510,100	3.89%
All Directors and Executive officers as a group (one person owning shares)	510,100	3.89%

The Owners of More than 5% of Common Stock
Jiazhen Liu Section 1, Apt 609, Building 7, Quxizhongli, Chengyin Rd., Hedong District, Tianjin China	4,688,000	35.79%
Changqing Han Section 65, Apt.105, Yilin Rd., Kuanfuli, Hexi District, Tianjin, China	1,610,400	12.29%

Junyan Tian 3 tiao, #13, Wanxinzhuang Blvd., Hedong District, Tianjin, China	1,035,200	7.90%

Xia Wang Section 1, Apt.101, Building 2, Shiji Garden, Nanmenwai St., Nankai District, Tianjin, China	1,012,000	7.73%

Fengqin Ji #7, Apt 201, Building One, 97 Guangdongshanzhuang Rd., Hedong District, Tianjin, China	999,200	7.57%

Lixin Shi Building 12818, #3, Apt 501, Shiyou Community, Nanpi Zhenbei St., Cangzhou City, Heibei, China	666,400	5.09%
______
* Less than 1%

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2013.

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

Transactions with Related Persons

The following includes a summary of transactions since January 1, 2012, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

To finance the upgrade to our production lines and for working capital, we have borrowed monies from JiaZhen Liu, one of our principal shareholders. The amount due to Jiazhen Liu was$9,466,133 (RMB _____) and $1,465,541(RMB 9,211,656) at December 31,2013 and  2012, respectively  The Company and Jiazhen Liu have agreed the $9,466,133 will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. The Company had not commenced production as of December 31, 2013.

Acquisition of Haixing Huaxin Mining Industry Co., Ltd.

On January 23, 2014, with the approval of the local business registration authority, we acquired all of the outstanding shares of China Huaxin from Jiazhen Liu, Changkui Zhu, Dongli Sun, Meijie Wang and Xingwang Shao, the shareholders of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) for an aggregate consideration of 10 million RMB, or US$1.65 million,  and 5,100,000 shares of our common stock.  Changkui Zhu is our Chief Executive Officer and a director of our company, and Jiazhen Liu, owned approximately 7.60% of our outstanding shares prior to the acquisition. As stated above, as of December 31, 2013, we were indebted to Jiazhen Liu in the amount of  $9,466,133.  Jianzhen Liu received $1.32 million (8 million RMB) and 4,080,000 shares of our common stock in consideration for her 80% equity interest in China Huaxin and Changkui Zhu received $165,527  (1,000,000RMB) and 510,000 shares of our common stock in consideration for his 10% equity interest in China Huaxin.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14	Principal Accountant Fees And Services.

The following is a summary of the fees billed to us for professional services rendered by our registered independent public accountants for the fiscal years ended December 31, 2012 and December 31, 2013:

	Fiscal year ended December 31,
	2012	2013

Audit Fees	$137,554		$120,313
Audit Related Fees	$1,300	$
Tax Fees	$-		$-
All Other Fees	$-		$-

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

Our BOD has reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2013 fiscal year. The BOD also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our BOD has considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the BOD has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2013 fiscal year for filing with the SEC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements Years Ended 12/31/2013 and 12/31/2012

2.	Financial Statement Schedules.

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
10.11
Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKou TongDa Mining Technologies Service Co., Ltd. and Jiazhen Liu (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on April 15, 2014).

10.12
Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJIaKou TongDa Mining Technologies Service Co., Ltd. and Changkui Zhu (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed on April 15, 2014).

10.13
Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKou TongDa Mining Technologies Service Co. Ltd., and Dongli Sun (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed on April 15, 2014).

10.14
Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKou TongDa Mining Technologies Service Co. Ltd., and Meijie Wang (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed on April 15, 2014).

10.15
Stock Purchase Agreement dated January 17, 2014, among Target Acquisitions I, Inc., ZhangJiaKou TongDa Mining Technologies Service Co. Ltd., and Xingwang Shao (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed on April 15, 2014).

10.16
Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333 (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K, filed on April 15, 2014).

10.17
Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333 (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K, filed on April 15, 2014).

10.18
Convertible Promissory Note with a private investor in the face amount of RMB 3,333,333 (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K, filed on April 15, 2014).

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

TARGET ACQUISITIONS I, INC.

Date: April 15, 2014	By:	/s/ Changkui Zhu
Changkui Zhu Chief Executive Officer (Principal Executive Officer

	By:	/s/ Zhengting Deng
Zhengting Deng Chief Financial Officer (Principal Financial Officer)

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Contents

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2
Consolidated Statements of Income and Other Comprehensive Income for the Years Ended December 31, 2013 and 2012	F-3
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012	F-4
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013 and 2012	F-5
Notes to Consolidated Financial Statements	F-6-18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Target Acquisition I, Inc.

We have audited the accompanying consolidated balance sheets of Target Acquisitions I, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and other comprehensive loss, and consolidated cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Target Acquisitions I, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2013, the Company incurred a net loss of $1.9 million, had negative cash flows from operating activities of $0.9 million and had a working capital deficiency of $10.4 million. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goldman Kurland and Mohidin, LLP
Encino, California
April 15, 2014

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND DECEMBER 31, 2012

	2013	2012

ASSETS

CURRENT ASSETS
Cash & equivalents	$27,310	$28,302
Inventory	692,859	671,728
Other receivable	4,891	4,744

Total current assets	725,060	704,774

NONCURRENT ASSETS
Property and equipment, net	8,071,846	8,632,604
Intangible assets, net	536,697	560,132
Construction in progress	7,432,928	1,092,722
Advance to suppliers for construction	1,051,458	389,786
Deferred tax assets	3,356	3,256

Total noncurrent assets	17,096,285	10,678,499

TOTAL ASSETS	$17,821,345	$11,383,273

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$248	$239
Accrued liabilities and other payables	608,621	526,383
Income tax payable	135,594	131,528
Payable to contractors	902,098	-
Advance from related party	9,466,133	1,465,541

Total current liabilities	11,112,694	2,123,691

NONCURRENT LIABILITIES
Payable to contractors	-	875,030
Accrued expense	13,426	13,023

Total noncurrent liabilities	13,426	888,053

Total liabilities	11,126,120	3,011,744

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 8,000,100	8,000	8,000
Additional paid in capital	5,296,312	5,296,312
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	794,673	568,318
Retained earnings	38,987	1,941,646

Total stockholders' equity	6,695,225	8,371,529

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,821,345	$11,383,273

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Year Ended December 31,
	2013	2012
Operating expenses
General and administrative	$1,902,271	$1,649,372

Loss from operations	(1,902,271)	(1,649,372)

Non-operating income (expenses)
Interest income	80	188
Other	48	(874)
Financial expense	(516)	(431)

Total non-operating expenses, net	(388)	(1,117)

Loss before income tax	(1,902,659)	(1,650,489)

Income tax benefit	-	(8,388)

Net loss	(1,902,659)	(1,642,101)

Other comprehensive income
Foreign currency translation gain	226,355	17,748

Net comprehensive loss	$(1,676,304)	$(1,624,353)

Basic weighted average shares outstanding	8,000,100	8,000,100

Basic net loss per share	$(0.24)	$(0.21)

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,902,659)	$(1,642,101)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	873,476	1,047,726
(Increase) decrease in assets and liabilities:
Inventory	(346)	2,038
Other receivable	-	(4,724)
Accounts payable	-	238
Accrued liabilities and other payables	68,616	(595,149)

Net cash used in operating activities	(960,913)	(1,191,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(6,187,412)	(892,405)
Advance to suppliers for construction	(637,357)	(388,119)
Acquisition of property, plant & equipment	(21,306)	(25,636)

Net cash used in investing activities	(6,846,075)	(1,306,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	7,805,155	1,459,272
Payable to contractor	-	871,287

Net cash provided by financing activities	7,805,155	2,330,559

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	841	(241)

NET DECREASE IN CASH & EQUIVALENTS	(992)	(167,814)

CASH & EQUIVALENTS, BEGINNING OF YEAR	28,302	196,116

CASH & EQUIVALENTS, END OF YEAR	$27,310	$28,302

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Shares	Amount	Additional paid in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Total stockholders' Equity

Balance at January 1, 2012	8,000,100	$8,000	$5,296,312	$557,253	$3,583,747	$550,570	$9,995,882

Net loss	-	-	-	-	(1,642,101)	-	(1,642,101)

Foreign currency translation gain	-	-	-	-	-	17,748	17,748

Balance at December 31, 2012	8,000,100	8,000	5,296,312	557,253	1,941,646	568,318	8,371,529

Net loss	-	-	-	-	(1,902,659)	-	(1,902,659)

Foreign currency translation gain	-	-	-	-	-	226,355	226,355

Balance at December 31, 2013	8,000,100	$8,000	$5,296,312	$557,253	$38,987	$794,673	$6,695,225

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

On May 9, 2011, China Jinxin and its shareholders entered into a series of agreements, including a Management Entrustment, an Exclusive Purchase Option and Equity Pledge Agreements with China Tongda, and each shareholder of China Jinxin granted China Tongda an irrevocable power of attorney to appoint China Tongda as its attorney-in-fact to exercise all of its rights as equity owner of China Jinxin. According to these agreements, Wholly Foreign Owned Enterprise (“WFOE”) acquired management control of China Jinxin whereby WFOE is entitled to all net profits of China Jinxin as a management consultation and technical supporting fee, and is obligated to manage and fund China Jinxin’s operations and pay its debts. As a result of these agreements, China Tongda is considered the primary beneficiary of China Jinxin, and China Tongda must consolidate the results of operations of China Jinxin, as China Tongda contractually controls the management of China Jinxin and China Jinxin granted an irrevocable proxy to China Tongda or its designee as defined in ASC Topic 810, “Consolidation”.  Consolidation of Variable Interest Entities (“VIE”), included in ASC Topic 810, requires certain VIEs to be consolidated by the entity’s primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

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

China Jinxin’s results of operations, assets and liabilities are consolidated in the Company’s financial statements from the earliest period presented. The Group’s structure as of December 31, 2013 is as follows:

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

However, the VIE is monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include:

a.	The legal entity's governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the legal entity's equity investment at risk.

b.	The equity investment or some part thereof is returned to the equity investors, and other interests become exposed to expected losses of the legal entity.

c.
The legal entity undertakes additional activities or acquires additional assets, beyond those anticipated at the later of the inception of the entity or the latest reconsideration event, that increase the entity's expected losses.

d.	The legal entity receives an additional equity investment that is at risk, or the legal entity curtails or modifies its activities in a way that decreases its expected losses.

There has been no change in the VIE structure during the year  and none of the events listed in a-d above have occurred.

Going Concern

The Company incurred a net loss of $1.90 million for the year ended December 31, 2013. The Company also had a working capital deficit of $10.39 million as of December 31, 2013. In addition, the Company has refused to sell its iron ore concentrate to its sole customer because of the low price offered. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The Company is upgrading its equipment. Once the upgrading project is completed, the Company will be able to resume production. Also, one shareholder of the Company indicated she will continue to fund the Company, although there is no written agreement in place and the Company currently owes $9.47 million to this shareholder.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had no accounts receivable or bad debt allowances at December 31, 2013 and 2012.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2013 and 2012, there were no impairments of its long-lived assets.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about their merits or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. At December 31, 2013 and 2012, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

As of December 31, 2013 and 2012, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive (loss for the years ended December 31, 2013 and 2012 consisted of net loss and foreign currency translation adjustments.

Earnings (loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). The Company did not have any outstanding securities as of December 31, 2013.

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

As of December 31, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s interim consolidated financial statements.

3. INVENTORY

Inventory consisted of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Material	$16,950	$16,099
Finished goods	675,909	655,629
Total	$692,859	$671,728

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in the location where it currently mines. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 10). The Company used $0.38 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in accounting estimate. The Company did not produce in 2013 and 2012, accordingly did not accrued the cost of mining rights for the years ended December 31, 2013 and 2012.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Building	$7,153,152	$6,938,518
Production equipment	4,215,104	4,074,421
Transportation equipment	1,265,110	1,227,149
Office equipment	108,520	98,406
Total	12,741,886	12,338,494
Less: Accumulated depreciation	(4,670,040)	(3,705,890)
Net	$8,071,846	$8,632,604

Depreciation for the yeas ended December 31, 2013 and 2012 was $833,480 and $963,400, respectively.

6. ADVANCE FROM RELATED PARTY

At December 31, 2013 and 2012, the Company owed a shareholder $9,466,133 and $1,465,541, respectively, for the purchase of equipment used in construction in progress and for working capital. The $9,466,133 will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. The Company had not commenced production as of December 31, 2013.

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

Intangible assets consisted of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Land use rights	$815,236	$790,774
Less: Accumulated amortization	(278,539)	(230,642)
Net	$536,697	$560,132

Amortization of intangible assets for the years ended December 31, 2013 and 2012 was $39,992 and $39,370, respectively. Annual amortization for the next five years from January 1, 2014, is expected to be: $39,990; $39,990; $39,990; $39,990 and $39,990.

8. CONSTRUCTION IN PROGRESS

Construction in progress is for purchase of equipment and installation for future iron ore refining. The Company spent $6,187,412 and $892,405 for construction during the years ended December 31, 2013 and 2012, respectively, and had total construction in progress of $7,432,928 and $1,092,722 at December 31, 2013 and 2012, respectively. The project is estimated to be completed by July 2014.

9. DEFERRED TAX ASSETS

Deferred tax asset is the difference between the tax and book for accrued mine restoration cost.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Accrued payroll	$21,706	$12,432
Accrued service and consulting fee	69,273	56,384
Accrued mining rights (see note 4)	72,558	70,381
Other payables	445,084	387,186
Total	$608,621	$526,383

As of December 31, 2013, other payables mainly consisted of a short-term borrowing of $128,700 from a third party for a capital contribution to China Tongda by Real Fortune HK, which bears no interest and is payable on demand; an advance from third parties of $209,942 for the new production line construction, this advance bears no interest and will be repaid when the project is completed, and payable for construction of $106,442. As of December 31, 2012, other payables consisted of the short-term borrowing of $128,700 from a third party for a capital contribution to China Tongda by Real Fortune HK, which bears no interest and is payable on demand, an advance from third parties of $258,486 for the new production line construction, this advance bears no interest and will be repaid when the project is completed.

NONCURRENT

Under local environmental regulations, the Company is obligated at the end of the mine’s useful life to restore and rehabilitate the land that is used in the mining operation. The Company estimates it would cost $560,000 (RMB 3.5 million) to restore the entire mine after extracting all the economical ore for such efforts.

The Company accrued certain mine restoration expenses based on the actual production volume during the period it mines. As of December 31, 2013 and December 31, 2012, the long term accrued mine restoration cost was $13,426 and $13,023, respectively. There was no production during the years ended December 31, 2013 and 2012.

11. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balances of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company pays in full by December 31, 2014, no interest will be charged. If the Company defaults, the Company agreed to pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. As of December 31, 2013 and 2012, the Company has $902,098 and $875,030 of payable to contractors, respectively.  The Company expects to make the payment in full by the end of 2014.

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

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2013 and 2012:

	2013	2012
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Valuation allowance on NOL	25.0%	24.5%
Tax per financial statements	-%	0.5%

Consolidated foreign pretax loss approximated $1.90 million and $1.65 million for the years ended December 31, 2013 and 2012, respectively. Pretax earnings of a foreign subsidiary are subject to US taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-US subsidiaries except to the extent those earnings are invested indefinitely outside the US.

13. MAJOR CUSTOMER AND VENDORS

There were no sales in the years ended December 31, 2013 and 2012.

The Company made a 10 year contract with Handan Steel Group Company (“HSG”) a state-owned enterprise, and agreed to sell all of its output to HSG. The selling price was to be based on market prices from time to time at a level that would ensure the Company a proper profit margin. HSG agreed to purchase all the Company’s products regardless of changes in the market. The Company is economically dependent on HSG. However, due to the high demand of iron ore concentrate in China, the Company believes there are other buyers available if HSG is unable or unwilling to execute the contract. The Company had no sales in the years ended December 31, 2013 or 2012 due to the upgrading of its production lines for improving the iron ore refinement and iron ore concentration rate and its continued refusal to deliver concentrate produced during 2011 due to a pricing dispute with HSG. The upgraded production line project is expected to be finished by July 2014.

There were no vendors which accounted for over 10% of the Company’s total purchases for the years ended December 31, 2013 and 2012 as we did not have any purchases.

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

16. SUBSEQUENT EVENT

On January 17, 2014, our Board of Directors approved the acquisition of Haixing Huaxin Mining Industry Co., Ltd. ("China Huaxin"). On January 17,  2014, we entered into a series of substantially identical agreements ("Share Purchase Agreements") with the shareholders of Haixing Huaxin Mining Industry Co., Ltd. ("China Huaxin") pursuant to which we acquired the right to acquire 100% of the outstanding shares of China Huaxin. The consideration to be paid to the shareholders of China Huaxin (the "Shareholders") for their interests consisted, in the aggregate, of 10 million RMB and 5.1 million shares of our common stock. China Tongda, our wholly-owned Chinese subsidiary, filed a notice of transfer with respect to the change of ownership of China Huaxin with the local company registration authority which was approved 0n January 23, 2014. To consummate the acquisition of China Huaxin, in a private placement completed on January 20, 2014, we issued to 3 Chinese investors our Convertible Promissory Note in the face amount of 10 million RMB. The Promissory Note bears interest at the rate of 4% per annum and the principal amount and interest accrued is convertible into shares of our common stock at an effective conversion price of 11.11 RMB or US$ 1.79 per share.