Form 10-Q
period 2014-03-31
Target Acquisitions I, Inc.
filed 2014-05-23
CIK 1440208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2014
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 000-53328

TARGET ACQUISITIONS I, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2895640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Chunshugou Luanzhuang Village, Zhuolu County, Zhangjiakou, Hebei Province, China	075600
(Address of principal executive offices)	(Zip code)

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

At May 20, 2014, we had outstanding 14,000,100 shares of common stock.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	2014	2013
ASSETS

CURRENT ASSETS
Cash & equivalents	$526,369	$27,310
Inventory	4,251,651	692,859
Advance to suppliers	60,870	-
Income tax receivable	2,235,025	-
Other receivables	70,066	4,891
Advance to related parties	2,320,213	-

Total current assets	9,464,194	725,060

NONCURRENT ASSETS
Property and equipment, net	36,815,977	8,071,846
Intangible assets, net	5,542,638	536,697
Construction in progress	8,569,629	7,432,928
Advance to suppliers for construction and equipment	2,088,328	1,051,458
Deferred tax assets	62,493	3,356
Goodwill	1,101,399	-

Total noncurrent assets	54,180,464	17,096,285

TOTAL ASSETS	$63,644,658	$17,821,345

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,748,632	$248
Accrued liabilities and other payables	20,384,960	608,621
Income tax payable	134,377	135,594
Payable to contractors	894,004	902,098
Advance from related parties	21,228,460	9,466,133

Total current liabilities	45,390,433	11,112,694

NONCURRENT LIABILITIES
Accrued expense	13,305	13,426
Advance from related parties	10,688,789	-

Total noncurrent liabilities	10,702,094	13,426

Total liabilities	56,092,527	11,126,120

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding 14,000,100 and 8,000,100 shares at March 31, 2014 and December 31, 2013, respectively	14,000	8,000
Additional paid in capital	7,052,915	5,296,312
Statutory reserves	557,253	557,253
Accumulated other comprehensive income	724,154	794,673
Retained earnings	(796,191)	38,987

Total stockholders' equity	7,552,131	6,695,225

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$63,644,658	$17,821,345

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	2014	2013

Operating expenses
General and administrative	$935,818	$381,741

Loss from operations	(935,818)	(381,741)

Non-operating income (expenses)
Interest income	358	19
Financial expense	(213)	(222)
Other expense	(1,632)	-

Total non-operating expenses, net	(1,487)	(203)

Loss before income tax	(937,305)	(381,944)
Income tax benefit	(102,127)	-

Net loss	(835,178)	(381,944)

Other comprehensive income
Foreign currency translation gain	70,519	21,924

Net comprehensive loss	$(764,659)	$(360,020)

Basic weighted average shares outstanding	12,313,433	8,000,100
Diluted weighted average shares outstanding	12,903,433	8,000,100

Basic net loss per share	$(0.07)	$(0.05)
Diluted net loss per share	$(0.07)	$(0.05)

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(835,178)	$(381,944)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	630,218	262,926
Change in deferred tax	(102,127)	-
(Increase) decrease in assets and liabilities:
Inventory	(213,017)	(161)
Other receivable	(110,390)	-
Accounts payable	64,921	-
Accrued liabilities and other payables	(303,666)	213,792
Tax payable	(49,311)	-

Net cash provided by (used in) operating activities	(918,550)	94,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(1,210,094)	(798,352)
Advance to suppliers for construction and equipment	48,364	-
Acquisition of property, plant & equipment	(164,668)	-
Acquisition of China Huaxin, net of cash acquired	(1,504,507)	-

Net cash used in investing activities	(2,830,905)	(798,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debts	1,638,002	-
Advance from related parties	2,612,895	703,990

Net cash provided by financing activities	4,250,897	703,990

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(2,383)	76

NET INCREASE IN CASH & EQUIVALENTS	499,059	327

CASH & EQUIVALENTS, BEGINNING OF PERIOD	27,310	28,302

CASH & EQUIVALENTS, END OF PERIOD	$526,369	$28,629

Supplemental Cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of convertible debts into common stock	$1,638,002	$-

TARGET ACQUISITIONS I, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Target Acquisitions I, Inc. (“the Company” or “Target” or “Group”) was incorporated in Delaware on June 27, 2008.

The Company operates in China through Zhuolu Jinxin Mining Co., Ltd. (“China Jinxin”), the Company’s variable interest entity which the Company controls through a series of agreements and, as of January 23, 2014, through its wholly-owned subsidiary, Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”).  The Group’s structure as of March 31, 2014 is as follows:

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

On January 17, 2014, the Company’s Board of Directors approved the acquisition of China Huaxin. On January 17, 2014, the Company entered into a series of substantially identical agreements with 5 shareholders of Haixing Huaxin Mining Industry Co., Ltd. (“China Huaxin”) pursuant to which the Company acquired the right to acquire 100% of the outstanding shares of China Huaxin.  The consideration to be paid to the shareholders of China Huaxin for their interests consisted, in the aggregate, of cash of 10 million RMB, (US$1.64 million) and 5.1 million shares of the Company’s common stock, valued at $0.014 per share.

Zhangjiakou Tongda Mining Technologies Services Co., Ltd (“China Tongda”), the Company’s wholly-owned Chinese subsidiary, filed a notice of transfer with respect to the change of ownership of China Huaxin with the local company registration authority which was approved on January 23, 2014.

China Huaxin was established in August 2010 and is located in Haixing Qingxian Industrial Park, Cangzhou, Hebei Province PRC.  China Huaxin is engaged in producing and selling Direct Reduced Iron (DRI).  To date, China Huaxin has conducted no business activities other than construction of its DRI production facility.  Construction of the DRI Facility has been completed and China Huaxin is currently in trial production.

The consolidated interim financial information as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 was prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) was not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2014, results of operations and cash flows for the three month periods ended March 31, 2014 and 2013, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in conformity with US GAAP. Target and Real Fortune BVI’s functional currency is the US Dollar (‘‘USD’’ or “$”), Real Fortune HK’s functional currency is Hong Kong Dollar (‘‘HKD’’), and China Tongda, China Jinxin and China Huaxin’s functional currency is Chinese Renminbi (‘‘RMB’’). The accompanying financial statements are translated from functional currencies and presented in USD.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and its VIE (China Jinxin) for which the Company’s subsidiary China Tongda is the primary beneficiary; and China Tongda 100% owned subsidiary China Huaxin. All transactions and balances among the Company, its subsidiaries and VIE are eliminated in consolidation.

The Company follows ASC 810 which requires a VIE be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE or is entitled to a majority of the VIE’s residual returns.

Going Concern

The Company incurred a net loss of $0.84 million for the three months ended March 31, 2014. The Company also had a working capital deficit of $35.93 million as of March 31, 2014. In addition, the Company has refused to sell its iron ore concentrate to its sole customer because of the low price offered. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. The Company is upgrading its equipment. Once the upgrading project is completed, the Company will be able to resume production. Also, one shareholder of the Company indicated she will continue to fund China Jinxin, although there is no written agreement in place and Jinxin currently owes $10.58 million to this shareholder.  In addition, China Huaxin currently owes $21.33 million to two of the Company’s shareholders (one is the same fund provider of China Jinxin, and the other one is the Company’s CEO) for constructing its Direct Reduced Iron (“DRI”) facility. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combination

For a business combination, the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree are recognized at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, are recognized at the full amounts of their fair values. In a bargain purchase in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree that excess in earnings is recognized as a gain attributable to the acquirer.

Deferred tax liability and asset are recognized for the deferred tax consequences of differences between the tax bases and the recognized values of assets acquired and liabilities assumed in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 740-10.

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

On January 23, 2014, the Company completed the acquisition of China Huaxin.  Under the acquisition method of accounting, the total purchase is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess recorded to goodwill. The Company recognized $1.11 million goodwill from the acquisition.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had no accounts receivable or bad debt allowances at March 31, 2014 and December 31, 2013.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of China Jinxin and China Huaxin is RMB. For financial reporting purposes, RMB is translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.

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

The Company uses FASB ASC Topic 220, “Comprehensive Income”. Comprehensive income (loss) is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive (loss for the three months ended March 31, 2014 and 2013 consisted of net loss and foreign currency translation adjustments.

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

The following table presents a reconciliation of basic and diluted loss per share for the three months ended March 31, 2014 and 2013, the diluted loss per share is same as the basic loss per share due to anti-dilutive feature.

	Three Months Ended March 31,
	2014	2013

Net loss	$(835,178)	$(381,944)

Weighted average shares outstanding – basic	12,313,433	8,000,100
Effect of dilutive securities:
Convertible debts	590,000	-

Weighted average shares outstanding – diluted	12,903,433	8,000,100

Loss per share – basic	$(0.07)	$(0.05)
Loss per share – diluted	$(0.07)	$(0.05)

New Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update 2014-01, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects. The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  The adoption of this ASU will not affect the Company’s financial statements.

In January 2014, FASB issued, Accounting Standards Update 2014-05, Service Concession Arrangements (Topic 853), The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

3. INVENTORY

Inventory consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Material	$2,700,748	$16,950
Finished goods	1,550,903	675,909
Total	$4,251,651	$692,859

4. MINING RIGHTS

The Company is currently negotiating with the Department of Land and Resources of Hebei Province and the local Zhuolu County government to obtain the rights to mine in Zhuolu County where its production facility is located. Pending the final contract, the Company accrued the cost of mining rights based on the quantity of ore extracted (see Note 12). The Company used $0.38 (RMB 2.4 per ton) based on a royalty rate prescribed by the local authority based on purity of ore in the subject mines. If the rate per ton of ore changes when the contract is finalized, the Company will account for the change prospectively as a change in accounting estimate. The Company did not extract any ore in the three months ended March 31, 2014 and 2013, and accordingly did not accrue the cost of mining rights for the three months ended March 31, 2014 and 2013.

5. OTHER RECEIVABLE

Other receivables mainly consisted of short-term advance to third party companies, bore no interest and were payable upon demand.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Building	$24,621,900	$7,153,152
Production equipment	15,921,870	4,215,104
Transportation equipment	1,312,218	1,265,110
Office equipment	187,706	108,520
Total	42,043,694	12,741,886
Less: Accumulated depreciation	(5,227,717)	(4,670,040)
Net	$36,815,977	$8,071,846

Depreciation for the three months ended March 31, 2014 and 2013 was $602,417 and $253,031, respectively.

7. ADVANCE TO RELATED PARTY

At March 31, 2014, China Huaxin lent $2.32 million to a related party company who was owned by the brother of the Company’s more than 10% shareholders.  This advance bore no interest, payable upon demand.

8. ADVANCE FROM RELATED PARTIES

At March 31, 2014 and December 31, 2013, China Jinxin owed a shareholder $10,582,308 and $9,466,133, respectively, for the purchase of equipment used in construction in progress and for working capital. The $10,582,308 will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificates of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of commencement of production at the Zhuolu Mine. Cnina Jinxin had not commenced production as of March 31, 2014.

In addition, at March 31, 2014, China Huaxin owed two shareholders $21.33 million for constructing DRI facility. One shareholder was the same lender of China Jinxin, and the other shareholder was the Company’s CEO. Of the $21.33 million, $10.69 million was long-term payable with an annual interest rate of 10%, due date on the anniversary of 2.5 years from the date of official production.  The remaining payable bore no interest, and was payable upon demand.

9. INTANGIBLE ASSETS

Intangible assets consisted solely of land use rights. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. China Jinxin acquired land use rights during 2006 for $0.75 million (RMB 5 million). China Huaxin acquired land use right for $2.96 million (RMB 18.24 million) in November 2012 with fair value of $5.04 million (RMB 31 million) at acquisition date. China Jinxin and China Huaxin has the right to use the land for 20 and 49 years, respectively, and is amortizing such rights on a straight-line basis for 20 and 49 years, respectively.

Intangible assets consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Land use rights	$5,846,347	$815,236
Less: Accumulated amortization	(303,709)	(278,539)
Net	$5,542,638	$536,697

Amortization of intangible assets for the three months ended March 31, 2014 and 2013 was $27,801 and $9,896, respectively. Annual amortization for the next five years from April 1, 2014, is expected to be: $146,630; $146,630; $146,630; $146,630 and $146,630.

10. CONSTRUCTION IN PROGRESS

Construction in progress is for the purchase and installation of equipment for future iron ore refining for China Jinxin. The Company spent $1,210,100 and $798,300 for construction during the three months ended March 31, 2014 and 2013, respectively, and had total construction in progress of $8,569,629 and $7,432,928 at March 31, 2014 and December 31, 2013, respectively. The construction was estimated to be completed by July 2014.

11. DEFERRED TAX ASSET

Deferred tax asset of $3,326 represented the difference between the tax and book for accrued mine restoration cost, and $59,167 differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of China Huaxin, which was not allowed per tax purpose.

12. ACCRUED LIABILITIES AND OTHER PAYABLES

CURRENT

Accrued liabilities and other payables consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Accrued payroll	$11,347	$21,706
Accrued service and consulting fee	68,651	69,273
Accrued mining rights (see note 4)	71,907	72,558
Accrued interest	1,859,279	-
Due to unrelated parties	14,628,586	-
Payable for purchase of equipment	2,154,518	-
Payable for construction	866,379	-
Payable for purchase of material	595,427
Other payables	128,866	445,084
Total	$20,384,960	$608,621

As of March 31, 2014, due to unrelated parties of $14,628,586 represented short-term advance from unrelated companies or individuals for the Company’s construction and working capital needs, these advances bore no interest, and payable upon demand; other payables mainly consisted of a short-term borrowing of $128,700 from a third party for a capital contribution to China Tongda by Real Fortune HK, which bears no interest and is payable on demand.

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

The Company accrued certain mine restoration expenses based on the actual production volume during the period it extracted ore. As of March 31, 2014 and December 31, 2013, the long term accrued mine restoration cost was $13,305 and $13,426, respectively. There was no production during the three months ended March 31, 2014 and 2013.

13. PAYABLE TO CONTRACTORS

In 2007 and 2008, the Company entered into contracts with an equipment supplier and a construction company for equipment and construction of a water pipeline for $5.75 million (RMB 38 million). The Company recorded the payable in 2009. In 2010, the Company amended the payment terms and paid $2.2 million (RMB 14.5 million) and agreed to pay the remaining balance as follows: $2.08 million (RMB 13.5 million) on December 31, 2011, and $1.47 million (RMB 10 million) on December 31, 2012. During 2011, the Company paid $2.86 million (RMB 18.0 million). During 2012, the Company did not make any payment on this payable. On March 20, 2013, the Company amended the payment terms and agreed to pay the remaining balance of $902,098 (RMB 5,500,000) on December 31, 2014. Based on the amended agreement, if the Company pays in full by December 31, 2014, no interest will be charged. If the Company defaults, the Company agreed to pay interest starting on January 1, 2015 based on the current bank interest rate for the remaining balance at that time. As of March 31, 2014 and December 31, 2013, the Company has $894,004 and $902,098 of payable to contractors, respectively.  The Company expects to make the payment in full by the end of 2014.

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

14. CONVERTIBLE NOTES

To consummate the acquisition of China Huaxin, in a private placement completed on January 20, 2014, the Company issued to three Chinese investors 4% convertible promissory notes due June 30, 2014, in the aggregate face amount of 10 million RMB (US$1.64 million).  The Notes bore interest at the rate of 4% per annum and the face amount of the Notes is convertible into shares of the Company’s common stock at an effective conversion price of 11.11 RMB (US $1.79) per share, with accrued interest payable in cash.

On March 20, 2014, three investors fully converted their convertible promissory notes into 900,000 the Company’s common shares, and waived the repayment of accrued interest at the conversion.

15. INCOME TAXES

The Company’s operating subsidiary is governed by the Income Tax Laws of the PRC and various local tax laws. Effective January 1, 2008, China adopted a uniform tax rate of 25% for all enterprises (including foreign-invested enterprises).

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2014 and 2013:

	2014	2013
US statutory rates (benefit)	(34.0)%	(34.0)%
Tax rate difference	9.0%	9.0%
Valuation allowance on NOL	14.1%	25.0%
Tax per financial statements	(10.9)%	-%

The income tax for the three months ended March 31, 2014 and 2013, consisted of the following:

	2014	2013
Income tax (benefit) expense - current	$-	$-
Income tax benefit - deferred	(102,127)	-
Total income tax benefit	$(102,127)	$-

16. MAJOR CUSTOMER AND VENDORS

There were no sales in the three months ended March 31, 2014 and 2013.

The Company made a 10-year contract with Handan Steel Group Company (“HSG”) a state-owned enterprise, and agreed to sell all of its output from its Zhuolu production facility to HSG. The selling price was to be based on market prices from time to time at a level that would ensure the Company a proper profit margin. HSG agreed to purchase all the Company’s products from its Zhuolu production facility regardless of changes in the market. The Company is economically dependent on HSG. However, due to the high demand of iron ore concentrate in China, the Company believes there are other buyers available if HSG is unable or unwilling to execute the contract. The Company had no sales in the three months ended March 31, 2014 or 2013 due to the upgrading of its production lines for improving the iron ore refinement and iron ore concentration rate and its continued refusal to deliver concentrate produced during 2011 due to a pricing dispute with HSG. The upgraded production line project is expected to be finished by July 2014.

Two vendors accounted for 93% of the Company’s total purchases for the three months ended March 31, 2014, and each vendor accounted for 82% and 11%, respectively. At March 31, 2014, the total payable to these vendors was $0.

No vendors accounted for over 10% of the Company’s total purchases for the three months ended March 31, 2013.

17. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

18. OPERATING RISKS

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

All mineral resources in China are owned by the state. Thus, the Company’s ability to obtain iron ore is dependent upon the ability to obtain mineral rights from the relevant state authorities, purchase ore from another party that has mining rights from the state or import ore from outside the PRC. It is generally not feasible to transport iron ore any significant distance before processing. The Company has yet to obtain long term rights to any iron mine and there is no assurance the Company will be able to do so. Although the Company has extracted iron ore from the Zhuolu Mine on which the Company’s production facilities are located, the Company does not have the right to do so and can be subjected to various fines and penalties. The Company is not able to determine the amount of fines and penalties at current stage; however, the Company believes the fine and penalty is negotiable with the authority. If the Company is not able to obtain mining rights to the Zhuolu Mine in the future, the Company will have to cease mining operations at the Zhuolu Mine and the Company will seek to acquire iron ore from third parties. The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

19. BUSINESS ACQUISITION AND UNAUDITED PRO FORMA INFORMATION

On January 24, 2014, The Company completed the acquisition and acquired all the outstanding capital stock representing 100% equity interest of China Huaxin for $1.64 million in cash and 5.1 million shares of the Company’s common shares valued at $0.014 per share which was paid in full at the closing pursuant to a stock purchase agreement entered into with 5 shareholders of China Huaxin on January 17, 2014. Prior to the acquisition, of the 5 selling shareholders, one major shareholder with 80% ownership of China Huaxin was also a shareholder of Target with 7.6% ownership of Target, and another shareholder with 10% of China Huaxin was the CEO of Target.

As a result of the acquisition, China Huaxin became a wholly owned subsidiary of the Company. The purchase of China Huaxin was accounted for as a business combination under ASC Topic 805, “Business Combinations”.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of January 24, 2014. The fair values of the assets acquired and liabilities assumed at acquisition closing date were used for the purpose of purchase price allocation. The acquisition closing date was January 24, 2014, since there were no material transactions from January 24, 2014 to January 31, 2014, and for convenience of reporting the acquisition for accounting purposes, February 1, 2014 has been designated as the acquisition date.  Under purchase method of accounting, the total purchase is allocated to tangible assets and intangible assets acquired and liabilities assumed based on their fair values with the excess charged recorded as goodwill.  Goodwill represents the synergies expected from combining China Huaxin’s business with the Company’s existing operations.   The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, and is a preliminary purchase price allocation based on unaudited financial statements of China Huaxin

Cash	$133,951
Inventory	3,378,770
Other receivable	232,269
Advance to suppliers	1,163,898
Advance to related parties	188,370
Tax receivable	2,202,788
Property and equipment, net	29,477,864
Intangible assets, net	5,077,297
Goodwill	1,109,896
Accounts payable	(2,704,488)
Other payables and accrued liabilities	(20,291,146)
Advance from related parties	(18,217,214)
Deferred tax liabilities	(42,853)
Purchase price	$1,709,402

The following unaudited pro forma consolidated results of operations of Target and China Huaxin for the three months ended March 31, 2014 and 2013, presents the operations of Target and China Huaxin as if the acquisition of China Huaxin occurred on January 1, 2014 and 2013, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
	(Unaudited)	(Unaudited)
Net sales	$-	$-

Net loss	$(1,068,893)	$(842,105)

Basic weighted average shares outstanding	13,220,100	13,100,100
Diluted weighted average shares outstanding	13,810,100	13,100,100

Basic net loss per share	$(0.08)	$(0.06)
Diluted net loss per share	$(0.08)	$(0.06)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a company engaged in iron ore processing and the production of iron ore concentrate in the People’s Republic of China (“PRC”) through our variable interest entity ("VIE"), China Jinxin. Recently we acquired a direct reduced iron production facility in Haixing County, Hebei Province. To date, our only product has been iron ore concentrate produced at our original facility located at the Zhuolu Mine.

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

In January 2014, we acquired 100% of the outstanding shares of China Huaxin. The consideration paid to the shareholders of China Huaxin consisted, in the aggregate, of 10 million RMB and 5,100,000 shares of our common stock, valued at $0.014 per share.  Unlike China Jinxin, which we control through the VIE Agreements, China Huaxin is directly owned by China Tongda, our wholly owned subsidiary.

Status of Production

Through China Huaxin we own a direct reduced iron production facility which was recently constructed at a cost of approximately $34 million.  This plant has yet to commence operations.

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

Our ability to profit from our facility is dependent upon our ability to extract and process iron ore from the Zhuolu Mine and sell the output for a price that enables us to profit. To date, all of our sales have been made to a single customer. We entered into a ten-year contract with this customer which expires in January 2019. Pursuant to this agreement, we agreed to sell the customer, Handan Steel Group Company (“HSG”) all of the output from our Zhuolu facility, which it agreed to purchase. The price paid to us by HSG is to be determined by HSG in light of the quality of our product and market prices and is to be such that it results in a proper margin to us. Thus, our ability to profit from our current production facility over the next six years will be determined by the prices we receive from HSG. We cannot guarantee that HSG will not offer a price below what it pays to the Company’s competitors. The lower price will reduce our profit margin. However, if we are not satisfied with the price set by HSG, we can attempt to renegotiate the price. In an effort to obtain a higher price from HSG, we have yet to deliver iron ore concentrate we produced in the fourth quarter of 2011.

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

Our current Zhuolu production plant can process up to 800,000 tons of iron ore every year from which we can derive approximately 300,000 tons of iron ore concentrate. However, in December 2011 we halted production to upgrade the production lines to improve their iron ore refinement and iron ore concentration rates. We estimate this upgrade will be finished by July 2014. Because our production lines were shut down and we did not resolve our dispute with HSG and continue to hold the concentrate produced in 2011, we generated no revenues and incurred no production costs during 2012 and 2013. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output.

There was no production for the three months ended March 31, 2014 and 2013.

All mineral resources in China are owned by the state. Thus, our ability to obtain iron ore depends upon our ability to obtain mineral licenses from the relevant state authorities, purchase ore from another party that has mining rights or import ore from outside of China. It is generally not feasible to transport iron ore any significant distance before processing. We believe, as evidenced by our shareholders willingness to finance the construction of our facilities, there is sufficient iron ore in the vicinity of our facilities to enable us to operate them at a profit. Nevertheless, we have yet to obtain long term rights to any iron mine and there is no assurance we will be able to do so. Although we extracted iron ore from the Zhuolu Mine where our production facilities are located, we do not have the right to do so and can be subjected to various fines and penalties. However, since we paid geological survey fees on behalf of the local government so it could process applications related to the right to mine the Zhuolu Mine and has not received any challenges from any authorities regarding our mining activities, we believe that even if fines and penalties are assessed against us in the future, the amount should be negotiable with the authorities. If we are unable to obtain mining rights to the Zhuolu Mine, we will have to acquire iron ore from third parties. The failure to obtain iron ore reserves for processing at all or on reasonably acceptable terms would have a material adverse impact on our business and financial results.

To date we have been dependent upon cash advances from one of the shareholder of the Company. If we were not to obtain sufficient iron ore for processing, it is likely our operations would cease unless this shareholder continue to provide sufficient funds to maintain our plant and equipment until such time as our operations could be resumed.

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

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013
					Dollar	Percentage
	2014	% of Sales	2013	% of Sales	Increase (Decrease)	Increase (Decrease)
Operating expenses	$935,818	-	$381,741	-%	$554,077	145%
Loss from operations	(935,818)	-	(381,741)	-%	554,077	145%
Other expense, net	(1,487)	-	(203)	-%	1,284	633%
Loss before income taxes	(937,305)	-	(381,944)	-%	555,361	145%
Income tax benefit	(102,127)	-	-	-%	102,127	-%
Net loss	$(835,178)	-	$(381,944)	-%	$453,234	119%

Sales

Our revenues are derived from the sale of iron ore concentrate. We commenced production in March 2010. However, we ceased production from September 2010 to March 2011 because the local government implemented an “Energy Saving and Emission Reduction Plan” to reduce local power consumption. We installed power equipment to enable it to maintain a stable power supply to our production equipment and management believes the Energy Saving and Emission Reduction Plan is one-time event and disruptions to our access to energy will not have a material impact on our production in the future. We also ceased production since December 2011 to upgrade our production facilities and this upgrade is continuing. Further, due to a pricing dispute with HSG, our customer, we have not delivered concentrate produced in 2011. Consequently, sales for the three months ended March 31, 2014 and 2013 were $0. We estimate the upgrade to our facilities and testing of the upgrade will be finished by July 2014. We are continuing to negotiate with HSG to resolve our dispute over the price to be paid for our output. We acquired a new subsidiary China Huaxin in January 2014, through China Huaxin we own a direct reduced iron production facility which was recently constructed, and expect to put into operation by July 2014.

Cost of Goods Sold

Cost of goods ("COGS") sold consists primarily of fuel, power, direct material, direct labor, depreciation of production plant items and equipment, and accrual of the mining rights, which are attributable to the production of iron ore and iron ore concentrate.

Due to absence of sales and production for the reasons discussed above, ("COGS") for the three months ended March 31, 2014 and 2013 were $0.

Gross Profit

Because we did not have any sales and production, there was no gross profit for the three months ended March 31, 2014 and 2013.

Operating Expenses

Operating expenses consists mainly of employee salaries and welfare, business meeting and promotion expense, depreciation and amortization of items not associated with production, utilities expenses, and audit and legal expenses.

Operating expenses were $935,818 for the three months ended March 31, 2014, compared to $381,741 for the 2013 period, an increase of $554,077 or 145%. The increase was mainly due to acquisition of China Huaxin, which had operating expenses of $458,348, mainly from depreciation of fixed assets and amortization of land use right, as well as increased electricity expense, payroll and related social security expenses for China Jinxin resulting from continuous overall inflation in China in the three months ended March 31, 2014 comparing with the same period of 2013.

Net Loss

As a result of the lack of sales and production discussed above, the Company had a net loss of $835,178 for the three months ended March 31, 2014, compared to $381,944 for the three months ended March 31, 2013.

Liquidity and Capital Resources

The Company’s ability to generate cash from operations is dependent upon its ability to obtain iron ore to process and to maintain the permits necessary to process such ore at its current facilities, neither of which is assured. If the Company cannot obtain iron ore to process or is no longer able to process ore, it would be dependent upon cash infusions from its current shareholders or third parties in the form of loans or equity contributions, or a combination thereof, to maintain its facilities until it can resume operations. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and China Jinxin currently owes $10.58 million to the shareholder. In addition, China Huaxin borrowed $21.33 million from two shareholders (one is the same lender of China Jinxin, and the other is the CEO of the Company). Despite such commitments, there is no assurance adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

As of March 31, 2014, cash and equivalents were $526,369 (of which, $133,495 was cash received from acquisition of China Huaxin), compared to $27,310 as of December 31, 2013. The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2014 and 2013, respectively.

	2014	2013
Net cash provided by (used in) operating activities	$(918,550)	$94,613
Net cash used in investing activities	(2,830,905)	(798,352)
Net cash provided by financing activities	$4,250,897	$703,990

Net cash used in operating activities

Cash has historically been used in operations. Net cash used in operating activities was $918,550 for the three months ended March 31, 2014, compared to net cash provided by operating activities of $94,613 in the same period of 2013. The increase of cash outflow from operating activities for the three months ended March 31, 2014 was principally attributable to increased payment made for inventory, other receivable, accrued expenses and other payables.

Net cash used in investing activities

Net cash used in investing activities was $2,830,905 for the three months ended March 31, 2014, compared to cash used in investing activities of $798,352 for the same period of 2013. The increased cash outflow during the three months ended March 31, 2014 and 2013 was mainly attributable to purchases of equipment, construction in progress for installation for future iron ore refining system, and cash paid for acquisition of China Huaxin.  We paid $1.21 million for construction in progress, $0.17 million for purchase of equipment, and $1.50 million for acquisition of China Huaxin (after net with $133,495 cash received from the acquisition) in the three months ended March 31, 2014, comparing with $0.80 million for construction in progress in the three months ended March 31, 2013.

Net cash provided by financing activities

Net cash provided by financing activities was $4,250,897 for the three months ended March 31, 2014, compared to $703,990 net cash provided by financing activities in the same period of 2013. The net cash provided by financing activities in the three months ended March 31, 2014 was due to advances from shareholders of $2.61 million for the Company’s working capital and construction needs as a result of Company’s lack of cash inflow due to temporary cease of the production and sales, and proceeds from convertible debts of $1.64 million, comparing with $0.70 million advance from the same shareholder for the three months ended March 31, 2013.  The convertible debts was fully converted into 900,000 of the Company’s common shares in March 2014.

At March 31, 2014, we had a working capital deficit of $35.93 million, an increase of $25.55 million from the deficit at December 31, 2013 of $10.38 million which was driven by acquisition of China Huaxin which had a working capital deficit of $23.11 million, as well as increased advances from shareholders in the form of loans for our construction of the iron ore refining facility as a result of our lack of sales and cash inflow. The Company had no bank loans at March 31, 2014 and December 31, 2013.

As of March 31, 2014, China Jinxin borrowed $10,582,308 from one of its shareholders for working capital and production facility construction needs. The loan of $10,582,308 will not bear interest prior to the commencement of the Company's production pursuant to an amended loan agreement entered on January 16, 2013. Commencing on the production date, interest will begin to accrue at the bank's annual interest rate on certificate of deposit at that time on the amount outstanding from time to time and all amounts inclusive of accrued interest is to be repaid within three years of our commencement of production at the Zhuolu Mine. China Huaxin borrowed $21.25 million from two shareholders, the borrowing bore no interest, and payable upon demand.

To consummate the acquisition of China Huaxin, in January 2014 we completed a private placement whereby we issued to three Chinese investors our 4% convertible promissory notes in the aggregate face amount of 10 million RMB. The Notes bore interest at the rate of 4% per annum and the principal amount is convertible into shares of our common stock at an effective conversion price of 11.11 RMB or US $1.79 per share. The convertible debts was fully converted into 900,000 of the Company’s common shares in March 2014 by 3 investors.  In addition to the repayment of the Notes, we will require additional working capital to bring the DRI production facility owned by China Huaxin on-line and commence production.

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

The following table summarizes our contractual obligations as of March 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations:
Payable to contractor	$894,004	$894,004	$	$-	$-

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

Going Concern

We incurred a net loss of $0.84 million for the three months ended March 31, 2014. We also had a working capital deficit of $35.93 million as of March 31, 2014. In addition we have refused to sell our iron ore concentrate to our sole customer because of the low price offered for our product. The price of iron ore concentrate is still in decline. These conditions raise a substantial doubt as to whether we can continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in the process of upgrading our equipment. Once the upgrading project is completed, we will be able to resume production. One shareholder has indicated she will continue to fund China Jinxin, though there is no written agreement in place and the Company currently owes $10.58 million to the shareholder. In addition, China Huaxin borrowed $21.33 million from two shareholders. Despite such commitments, there is no assurance that adequate cash will be available from current shareholders or from third parties and, if it is available, what the terms of any loan or investment might be. If we are unable to obtain the funding required, we may have to curtail or cease our operations. The Company has no specific plans, understandings or agreements with respect to the raising of such funds, and it may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since it has no such arrangements or plans currently in effect, its inability to raise funds may have a severe negative impact on its ability to become a viable company.

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

(b) Changes in Internal Control over Financial Reporting.

Changes in Internal Controls

 There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. Given the limitations of our accounting personnel, we need to take additional steps to insure that our financial statements are in accordance with US GAAP.

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in Item 1A "Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 filed on April 16, 2014 (the “2013 Form 10-K”) and “Management's Discussion and Analysis of Financial Condition and Results of Operations”  set forth in Item 2 of Part I of this report and our consolidated financial statements and related notes included in Item 1 of Part I of this report. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

There have been no material changes in the risk factors previously disclosed in the 2013 Form 10-K.

Item 6 - Exhibits

The following exhibits are filed with this amendment to this report:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation
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

TARGET ACQUISITIONS I, INC.

Dated: May 23, 2014	By:	/s/ Changkui Zhu
Changkui Zhu
Chief Executive Officer